Form 10QSB
period 2003-06-30
OLD FLORIDA BANKSHARES INC
filed 2003-08-13
CIK 1212565

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from                      to

Commission file number 333-103907

OLD FLORIDA BANKSHARES, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Florida	65-1113601
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6321 Daniels Parkway

Fort Myers, Florida 33912

(Address of Principal Executive Offices)

(239) 561-6222

(Issuer’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share	1,216,595 shares
(class)	Outstanding at August 8, 2003

Transitional Small Business Format (Check One):    YES  ☐    NO  ☒

OLD FLORIDA BANKSHARES, INC. AND SUBSIDIARIES

OLD FLORIDA BANKSHARES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except share amounts)

	June 30, 2003	December 31, 2002
	(Unaudited)
Assets

Cash and due from banks	$4,188	2,804
Interest-bearing deposits with banks	264	2,472
Federal funds sold	1,439	1,337

Total cash and cash equivalents	5,891	6,613
Securities available for sale	9,533	8,934
Securities held to maturity	985	—
Loans, net of allowance for loan losses of $968 in 2003 and $965 in 2002	84,511	87,272
Premises and equipment, net	5,190	4,131
Federal Home Loan Bank stock, at cost	218	169
Accrued interest receivable	341	372
Deferred income taxes	154	262
Other assets	369	395

Total assets	$107,192	108,148

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	8,302	7,206
Savings, NOW and money-market deposits	39,260	38,839
Time deposits	42,102	45,882

Total deposits	89,664	91,927
Official checks	662	566
Federal Home Loan Bank advances	4,354	3,360
Accrued interest payable and other liabilities	355	321

Total liabilities	95,035	96,174

Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 5,000,000 shares authorized, 1,216,595 shares issued and outstanding	12	12
Additional paid-in capital	12,426	12,426
Accumulated deficit	(387)	(577)
Accumulated other comprehensive income	106	113

Total stockholders’ equity	12,157	11,974

Total liabilities and stockholders’ equity	$107,192	108,148

See Accompanying Notes to Condensed Consolidated Financial Statements.

OLD FLORIDA BANKSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)

($ in thousands, except share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Interest income:
Loans	$1,503	1,459	3,078	2,963
Securities	125	169	262	311
Other interest-earning assets	11	28	22	51

Total interest income	1,639	1,656	3,362	3,325

Interest expense:
Deposits	582	742	1,200	1,485
Other borrowings	9	1	22	10

Total interest expense	591	743	1,222	1,495

Net interest income	1,048	913	2,140	1,830
Provision for loan losses	—	—	—	14

Net interest income after provision for loan losses	1,048	913	2,140	1,816

Noninterest income:
Service charges on deposit accounts	37	44	85	80
Other service charges and fees	20	11	31	20
Gain on sale of securities available for sale	15	16	15	16
Gain on sale of loans held for sale	69	—	101	—

Total noninterest income	141	71	232	116

Noninterest expenses:
Salaries and employee benefits	611	459	1,154	875
Occupancy and equipment	203	190	398	373
Advertising	12	10	33	21
Insurance	6	6	15	13
Data processing	66	43	136	82
Telephone	26	22	52	43
Professional fees	28	19	53	35
Other	116	104	229	196

Total noninterest expenses	1,068	853	2,070	1,638

Earnings before income taxes	121	131	302	294
Income taxes	47	49	112	110

Net earnings	$74	82	190	184

Basic earnings per share	$.06	.07	.16	.15

Weighted-average number of shares outstanding for basic	1,216,595	1,216,595	1,216,595	1,216,595

Diluted earnings per share	$.06	.07	.15	.15

Weighted-average number of shares outstanding for diluted	1,238,860	1,238,860	1,238,860	1,238,860

Dividends per share	$—	—	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

OLD FLORIDA BANKSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2003 and 2002

(In thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2001	$12	12,426	(966)	42	11,514

Comprehensive income:
Net earnings (unaudited)	—	—	184	—	184
Net change in unrealized gain on securities available for sale, net of tax (unaudited)	—	—	—	64	64

Comprehensive income (unaudited)					248

Balance at June 30, 2002 (unaudited)	12	12,426	(782)	106	11,762

Balance at December 31, 2002	12	12,426	(577)	113	11,974

Comprehensive income:
Net earnings (unaudited)	—	—	190	—	190
Net change in unrealized gain on securities available for sale, net of tax (unaudited)	—	—	—	(7)	(7)

Comprehensive income (unaudited)					183

Balance at June 30, 2003 (unaudited)	$12	12,426	(387)	106	12,157

See Accompanying Notes to Condensed Consolidated Financial Statements.

OLD FLORIDA BANKSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net earnings	$190	184
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	198	181
Provision for loan losses	—	14
Provision for deferred income taxes	112	110
Amortization of loan fees, costs, premiums and discounts	244	(127)
Gain on sale of securities available for sale	(15)	(16)
Gain on sale of loans held for sale	(101)	—
Proceeds from sale of loans held for sale	1,288	—
Originations of loans held for sale	(1,187)	—
Decrease (increase) in accrued interest receivable	31	(25)
Decrease (increase) in other assets	15	(120)
Increase in official checks, accrued interest payable and other liabilities	130	265

Net cash provided by operating activities	905	466

Cash flows from investing activities:
Purchase of securities available for sale	(6,530)	(7,989)
Purchase of securities held to maturity	(987)	—
Principal collected on securities available for sale	2,862	1,135
Call of securities available for sale	3,018	1,985
Sale of securities available for sale	—	1,516
Net decrease in loans	2,574	18
Purchase of Federal Home Loan Bank stock	(49)	—
Purchase of premises and equipment	(1,246)	(231)
Cash received in acquisition of deposit accounts	—	8,052

Net cash (used in) provided by investing activities	(358)	4,486

Cash flows from financing activities:
Net decrease in deposits	(2,263)	(1,286)
Repayment of Federal Home Loan Bank advances	(6)	(3,006)
Proceeds from Federal Home Loan Bank advances	1,000	—

Net cash used in financing activities	(1,269)	(4,292)

Net (decrease) increase in cash and cash equivalents	(722)	660
Cash and cash equivalents at beginning of period	6,613	9,255

Cash and cash equivalents at end of period	$5,891	9,915

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$1,232	1,485

Income taxes	$—	—

Noncash transaction-
Accumulated other comprehensive income, change in unrealized gain on securities available for sale	$(7)	64

See Accompanying Notes to Condensed Consolidated Financial Statements.

OLD FLORIDA BANKSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Description of Business and Basis of Presentation

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2003, the results of operations for the three- and six-month periods ended June 30, 2003 and 2002 and cash flows for the six month periods ended June 30, 2003 and 2002. The results of operations for the three- and six-month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

General. Old Florida Bankshares, Inc. (the “Holding Company”) owns 100% of the outstanding common stock of Old Florida Bank (the “Bank”) and Old Florida Capital, Inc. (“OFC”) (collectively the “Company”).

The Holding Company’s only business activities are those of its subsidiaries. The Bank is a state (Florida) chartered commercial bank. The Bank offers a variety of community banking services to individual and corporate customers through its two banking offices located in Ft. Myers and Bonita Springs, Florida. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation. In 2002, the Holding Company established OFC which began brokering commercial mortgage loans in 2003.

In February 2002, the Company acquired deposits from another financial institution in South Fort Myers, Florida. The deposits were transferred to the Fort Myers branch. The excess of the fair value of liabilities assumed over the fair value of tangible assets acquired in this transaction is being amortized on the straight-line basis over ten years. The intangible asset at June 30, 2003 was $184,000 and is included in other assets on the condensed consolidated balance sheet.

On December 31, 2002, the Holding Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Marine BancShares, Inc. (“Marine”) pursuant to which Marine agreed to merge with and into the Holding Company. Under the terms of the Merger Agreement, each share of Marine common stock will be exchanged for .62 shares of the common stock of the Holding Company. Marine is the parent company of Marine National Bank, which operates from one office in Collier County, Florida. The merger is expected to be consummated on August 15, 2003. At June 30, 2003, Marine had total assets of approximately $55.8 million and stockholders’ equity of approximately $6.9 million. The Holding Company will account for this transaction using the purchase method of accounting.

Basis of Presentation. The accompanying condensed consolidated financial statements include the accounts of the Holding Company, the Bank and OFC. All significant intercompany accounts and transactions have been eliminated in consolidation.

(continued)

OLD FLORIDA BANKSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(2) Loans

The activity in the allowance for loan losses follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Beginning balance	$965	839	965	825
Provision for loan losses	—	—	—	14
Recoveries, net of (charge-offs)	3	(9)	3	(9)

Ending balance	$968	830	968	830

The Company had no impaired loans during the six months ended June 30, 2003 or 2002.

The Company had no nonaccrual loans or loans which were over ninety days past due but still accruing interest at June 30, 2003 or 2002.

The Company had no loans held for sale at June 30, 2003 or December 31, 2002.

(3) Earnings Per Share

Earnings per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. For the three and six months ended June 30, 2003 and 2002, outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which is computed using the treasury stock method. The following tables present the calculations of EPS (dollars in thousands, except per share amounts).

	2003			2002
	Earnings	Weighted Average Shares	Per Share Amount	Earnings	Weighted Average Shares	Per Share Amount
Three months ended June 30:

Basic EPS:
Net earnings available to common stockholders	$74	1,216,595	$.06	$82	1,216,595	$.07

Effect of dilutive securities-
Incremental shares from assumed conversion of options	—	22,265		—	22,265

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$74	1,238,860	$.06	$82	1,238,860	$.07

(continued)

OLD FLORIDA BANKSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(3) Earnings Per Share, Continued

	2003			2002
	Earnings	Weighted Average Shares	Per Share Amount	Earnings	Weighted Average Shares	Per Share Amount
Six months ended June 30:

Basic EPS:
Net earnings available to common stockholders	$190	1,216,595	$.16	$184	1,216,595	$.15

Effect of dilutive securities-
Incremental shares from assumed conversion of options	—	22,265		—	22,265

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$190	1,238,860	$.15	$184	1,238,860	$.15

(4) Stock Option Plans

The Company has an incentive stock option plan for officers and employees of the Company and has reserved 100,000 shares of common stock for the plan. The exercise price of the stock options is the greater of $10 or the fair market value of the common stock on the date of grant. The options vest 33% during the second and third year, respectively, after grant and are fully exercisable during the fourth year after the grant date. The options must be exercised within 10 years from the date of grant. At June 30, 2003, 33,439 shares remain available for grant.

The Company also has a nonqualified stock option plan for directors of the Company and has reserved 100,000 shares of common stock for the plan. The exercise price of the stock options is the greater of $10 or the fair market value of the common stock on the date of grant. The options vest 33% during the second and third year, respectively, after grant and are fully exercisable during the fourth year after the grant date. The options must be exercised within 10 years from the date of grant. As of June 30, 2003, all available options had been granted.

A summary of stock option transactions follows ($ in thousands, except per share amounts):

	Number of Shares	Range of Per Share Option Price	Weighted- Average Per Share Price	Aggregate Option Price
Outstanding at December 31, 2001 and June 30, 2002	151,561	$10.00-11.50	10.10	$1,530

Outstanding at December 31, 2002 and June 30, 2003	166,561	$10.00-12.50	10.35	$1,717

(continued)

OLD FLORIDA BANKSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(4) Stock Option Plans, Continued

The Company accounts their stock option plans under the recognition and measurement principles of APB No. 25. No stock-based employee compensation cost is reflected in net earnings, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation ($ thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net earnings, as reported	$74	82	190	184
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	(12)	(10)	(23)	(20)

Proforma net earnings	$62	72	167	164

Basic earnings per share	$.06	.07	.16	.15

Proforma basic earnings per share	$.05	.06	.14	.13

Diluted earnings per share	$.06	.07	.15	.15

Proforma diluted earnings per share	$.05	.06	.13	.13

(5) Regulatory Capital

The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2003 of the regulatory capital requirements for a well capitalized financial institution and the Bank’s actual capital on a percentage basis:

	Actual	Regulatory Requirement
Total capital to risk-weighted assets	13.87%	10.00%
Tier I capital to risk-weighted assets	12.80%	6.00%
Tier I capital to total assets - leverage ratio	10.74%	5.00%

OLD FLORIDA BANKSHARES, INC. AND SUBSIDIARIES

Review by Independent Certified Public Accountants

Hacker, Johnson & Smith PA, independent certified public accountants, have made a limited review of the financial data as of June 30, 2003, and for the three- and six- month periods ended June 30, 2003 and 2002 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Independent Accountants’ Report

The Board of Directors

Old Florida Bankshares, Inc.

Fort Myers, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Old Florida Bankshares, Inc. and Subsidiaries (the “Company”) as of June 30, 2003, the related condensed consolidated statements of earnings for the three- and six- month periods ended June 30, 2003 and 2002 and the related condensed consolidated statements of changes in stockholders’ equity and cash flows for the six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2002, and the related consolidated statements of earnings, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 8, 2003 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA

Tampa, Florida

July 7, 2003

OLD FLORIDA BANKSHARES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Comparison of June 30, 2003 and December 31, 2002

General

Old Florida Bankshares, Inc. (the “Holding Company”) owns 100% of the outstanding common stock of Old Florida Bank (the “Bank”) and Old Florida Capital, Inc. (“OFC”) (collectively the “Company”). The Holding Company’s only business activities are those of its subsidiaries. The Bank is a state (Florida) chartered commercial bank. The Bank offers a variety of community banking services to businesses and individuals through its two banking offices located in Ft. Myers and Bonita Springs, Florida. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation. In 2002, the Holding Company established OFC which began brokering commercial mortgage loans in 2003.

On December 31, 2002, the Holding Company entered into an Agreement and Plan of Merger (the ”Merger Agreement”) with Marine BancShares, Inc. (“Marine”) pursuant to which Marine agreed to merge with and into the Holding Company. Under the terms of the Merger Agreement, each share of Marine common stock will be exchanged for .62 shares of the common stock of the Holding Company. Marine is the parent company of Marine National Bank, which operates from one office in Collier County, Florida. The merger is expected to be consummated on August 15, 2003. At June 30, 2003, Marine had total assets of approximately $55.8 million and stockholders’ equity of approximately $6.9 million. The Holding Company will account for this transaction using the purchase method of accounting.

Liquidity and Capital Resources

The Company’s primary sources of cash during the six months ended June 30, 2003 were from principal collected and the sale of securities of $5.9 million and net loan repayments of $2.6 million. Cash was used primarily to fund deposit out flows of $2.3 million, to purchase a building to be used as an operations center for $847,000 and to purchase securities of $7.5 million.

The following rates are presented for the dates and periods indicated:

	Six Months Ended June 30, 2003		Year Ended December 31, 2002		Six Months Ended June 30, 2002
Average equity as a percentage of average assets	11.05%		11.44%		11.28%
Equity to total assets at end of period	11.34%		11.07%		11.72%
Return on average assets (1)	.35%		.38%		.36%
Return on average equity (1)	3.15%		3.32%		3.20%
Noninterest expenses to average assets (1)	3.79%		3.30%		3.21%
Nonperforming loans and foreclosed real estate as a percentage of total assets at end of period	N	/A	N	/A	N	/A

(1)	Annualized for the six months ended June 30.

OLD FLORIDA BANKSHARES, INC. AND SUBSIDIARIES

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and unused lines of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the condensed consolidated balance sheet. The contract amounts of those instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and unused lines of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total committed amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty.

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate when funded.

A summary of the Company’s financial instruments with off-balance sheet risk at June 30, 2003 follows (in thousands):

	Notional Amount	Carrying Amount	Estimated Fair Value
Commitments to extend credit	$818	—	—

Unused lines of credit	$19,432	—	—

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded in 2003.

(continued)

OLD FLORIDA BANKSHARES, INC. AND SUBSIDIARIES

Results of Operations

The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest-rate spread; and (v) net interest margin.

	Three Months Ended June 30,
	2003			2002
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
				(Dollars in thousands)
Assets

Loans	$81,464	1,503	7.38%	$73,111	1,459	7.98%
Securities	11,522	125	4.34%	11,065	169	6.11%
Other interest-earning assets (1)	4,062	11	1.08%	6,818	28	1.64%

Total interest-earning assets	97,048	1,639	6.76%	90,994	1,656	7.28%

Non-interest earning assets	11,717			13,287

Total assets	$108,765			$104,281

Liabilities and Stockholders’ Equity

Savings, NOW and money market deposit accounts	40,275	136	1.35%	39,339	178	1.81%
Time deposits	43,971	446	4.06%	43,417	564	5.20%
Federal Home Loan Bank advances	2,448	9	1.47%	368	1	1.09%

Total interest-bearing liabilities	86,694	591	2.73%	83,124	743	3.58%

Non-interest-bearing liabilities	9,989			9,687
Stockholders’ equity	12,082			11,470

Total liabilities and stockholders’ equity	$108,765			$104,281

Interest-rate spread (2)			4.03%			3.70%

Net interest income		$1,048			$913

Net interest margin on average-earning assets (3)			4.32%			4.01%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.12			1.09

(1)	Includes Federal Home Loan Bank stock, Federal Funds sold and interest- bearing deposits.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by average interest-earning assets.

OLD FLORIDA BANKSHARES, INC. AND SUBSIDIARIES

The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest-rate spread; and (v) net interest margin.

	Six Months Ended June 30,
	2003			2002
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
				(Dollars in thousands)
Assets

Loans	$82,865	3,078	7.43%	$73,031	2,963	8.11%
Securities	10,981	262	4.77%	10,408	311	5.98%
Other interest-earning assets (1)	4,100	22	1.07%	6,214	51	1.64%

Total interest-earning assets	97,946	3,362	6.87%	89,653	3,325	7.42%

Non-interest earnings assets	11,208			12,366

Total assets	$109,154			$102,019

Liabilities and Stockholders’ Equity

Savings, NOW and money market deposit accounts	39,669	281	1.42%	36,425	324	1.78%
Time deposits	44,552	919	4.13%	43,499	1,161	5.34%
Federal Home Loan Bank advances	2,901	22	1.52%	1,099	10	1.82%

Total interest-bearing liabilities	87,122	1,222	2.81%	81,023	1,495	3.69%

Noninterest-bearing liabilities	9,973			9,486
Stockholders’ equity	12,059			11,510

Total liabilities and stockholders’ equity	$109,154			$102,019

Interest-rate spread (2)			4.06%			3.73%

Net interest income		$2,140			$1,830

Net interest margin on average-earning assets (3)			4.37%			4.08%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.12			1.11

(1)	Includes Federal Home Loan Bank stock, Federal Funds sold and interest-bearing deposits.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by average interest-earning assets.

OLD FLORIDA BANKSHARES, INC. AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended June 30, 2003 and 2002

General. Net earnings for the three months ended June 30, 2003 was $74,000 or $.06 basic and diluted earnings per share compared to net earnings of $82,000 or $.07 basic and diluted earnings per share for the three months ended June 30, 2002. The decrease in the Company’s net earnings was primarily due to an increase in noninterest expenses, partially offset by an increase in net interest income and noninterest income.

Interest Income and Expense. Interest income decreased by $17,000 from $1,656,000 for the three months ended June 30, 2002 to $1,639,000 for the three months ended June 30, 2003. Interest income on loans increased $44,000 primarily due to an increase in the average loan portfolio balance from $73.1 million for the three months ended June 30, 2002 to $81.5 million for the comparable period in 2003, partially offset by a decrease in the weighted-average yield from 7.98% in 2002 to 7.38% in 2003. Interest on securities decreased $44,000 primarily due to a decrease in the weighted average yield from 6.11% in 2002 to 4.34% in 2003.

Interest expense on interest-bearing deposits decreased by $160,000 from $742,000 for the three months ended June 30, 2002 to $582,000 for the three months ended June 30, 2003. Interest expense on interest-bearing deposits decreased due to a decrease in the weighted rate paid from 3.59% in 2002 to 2.76% in 2003, partially offset by an increase in the average balance from $82.8 million in 2002 to $84.2 million in 2003.

Provision for Loan Losses. The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. No provision for loan losses was recorded for the three months ended June 30, 2003 or 2002. No provision was considered necessary in 2003 due to the decrease in the loan portfolio in 2003 compared to the balance at December 31, 2002. Management believes the balance in the allowance for loan losses of $968,000 at June 30, 2003 is adequate.

Noninterest Income. Noninterest income increased $70,000 during the three month period ended June 30, 2003 compared to the same period in 2002 primarily due to an increase of $69,000 from gains on the sale of residential real estate loans held for sale.

Noninterest Expenses. Noninterest expenses increased $215,000 during the three-month period ended June 30, 2003 compared to the same period in 2002. Noninterest expenses increased primarily due to an increase in salaries and employee benefits as a result of an increase in number of employees in the residential lending department during 2003 and an increase in data processing due to a change in the data processor.

Income	Taxes. The income tax provision for the three months ended June 30, 2003 was $47,000 (an effective rate of 38.8%) compared to $49,000 (an effective rate of 37.4%) for the comparable 2002 period.

OLD FLORIDA BANKSHARES, INC. AND SUBSIDIARIES

Comparison of the Six-Month Periods Ended June 30, 2003 and 2002

General. Net earnings for the six months ended June 30, 2003 was $190,000 or $.16 basic and $.15 diluted earnings per share compared to net earnings of $184,000 or $.15 basic and diluted earnings per share for the six months ended June 30, 2002. The increase in the Company’s net earnings was primarily due to an increase in net interest income and noninterest income, partially offset by an increase in noninterest expenses.

Interest Income and Expense. Interest income increased by $37,000, from $3,325,000 for the six months ended June 30, 2002 to $3,362,000 for the six months ended June 30, 2003. Interest income on loans increased $115,000 primarily due to an increase in the average loan portfolio balance from $73.0 million for the six months ended June 30, 2002 to $82.9 million for the comparable period in 2003, partially offset by a decrease in the weighted-average yield from 8.11% in 2002 to 7.43% in 2003. Interest on securities decreased $49,000 primarily due to a decrease in the weighted average yield from 5.98% in 2002 to 4.77% in 2003.

Interest expense on interest-bearing deposits decreased by $285,000 from $1,485,000 for the six months ended June 30, 2002 to $1,200,000 for the six months ended June 30, 2003. Interest expense on interest-bearing deposits decreased due to a decrease in the weighted rate paid from 3.72% in 2002 to 2.85% in 2003, partially offset by an increase in the average balance from $79.7 million in 2002 to $84.2 million in 2003.

Provision for Loan Losses. The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. No provision for loan losses was recorded for the six months ended June 30, 2003 compared to $14,000 for the comparable period in 2002. No provision was considered necessary in 2003 due to the decrease in the loan portfolio in 2003 compared to the balance at December 31, 2002. Management believes the balance in the allowance for loan losses of $968,000 at June 30, 2003 is adequate.

Noninterest Income. Noninterest income increased $116,000 during the six month period ended June 30, 2003 compared to the same period in 2002 primarily due to an increase of $101,000 from gains on the sale of residential real estate loans held for sale.

Noninterest Expenses. Noninterest expenses increased $432,000 during the six-month period ended June 30, 2003 compared to the same period in 2002. Noninterest expenses increased primarily due to an increase in salaries and employee benefits as a result of an increase in number of employees in the residential lending department during 2003 and an increase in data processing due to a change in the data processor.

Income Taxes. The income tax provision for the six months ended June 30, 2003 was $112,000 (an effective rate of 37.1%) compared to $110,000 (an effective rate of 37.4%) for the comparable 2002 period.

OLD FLORIDA BANKSHARES, INC. AND SUBSIDIARIES

Item 3. Controls and Procedures

a.	Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial officers of the Company concluded that the Company’s disclosure controls and procedures were adequate.

b.	Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceeding to which Old Florida Bankshares, Inc., or its subsidiaries is a party or to which any of their property is subject.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders (the “Annual Meeting”) of Old Florida Bankshares, Inc., was held on April 21, 2003, to consider the election of two directors with terms expiring in three years.

At the Annual Meeting 843,849 shares were present in person or by proxy. Listed below are the directors that were elected at the Annual Meeting with a summary of the votes cast for each nominee:

	For	Against	Abstain
Charles C. Bundschu, III	842,849	—	1,000

Joseph E. D’Jamous	842,849	—	1,000

OLD FLORIDA BANKSHARES, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION, CONTINUED

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of December 31, 2002, by and between Old Florida Bankshares, Inc. and Marine Bancshares, Inc. (1)

2.2	Option Agreement, dated as of December 31, 2002, between Old Florida Bankshares, Inc. and Marine Bancshares, Inc. (2)

2.3	Shareholder Agreement, dated as of December 31, 2002, among Old Florida Bankshares, Inc., Marine Bancshares, Inc. and certain directors of Marine Bancshares, Inc. (3)

3.1	Articles of Incorporation of Old Florida Bankshares, Inc. as filed with the Florida Department of State (4)

3.2	Bylaws of Old Florida Bankshares, Inc. (4)

10.1	Lease Agreement dated December 21, 1998, between Old Florida Bank and Colony Corporate Centre, Inc., together with Option Term and Addendum to Lease Agreement (4)

10.2	Old Florida Bank Directors’ Stock Option Plan (4)

10.3	Assumption of Directors’ Stock Option Plan, dated July 1, 2001, between Old Florida Bankshares, Inc. and Old Florida Bank (4)

10.4	Form of Directors’ Stock Option Agreement used under Old Florida Bank Directors’ Stock Option Plan (4)

10.5	Old Florida Bank Officers’ and Employees’ Stock Option Plan (4)

10.6	Assumption of Officers’ and Employees’ Stock Option Plan, dated July 1, 2001, between Old Florida Bankshares, Inc. and Old Florida Bank (4)

10.7	Form of Incentive Stock Option Agreement used under Old Florida Bank Officers’ and Employees’ Stock Option Plan (4)

10.8	Employment Agreement, dated as of January 17, 2000, between Old Florida Bank and Larry W. Johnson (4)

10.9	Employment Agreement, dated as of January 17, 2000, between Old Florida Bank and Nicholas J. Panicaro (4)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

OLD FLORIDA BANKSHARES, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION, CONTINUED

Item 6. Exhibits and Reports on Form 8-K, Continued

(1)	Incorporated by reference into this document from Appendix A to the Marine Bancshares, Inc. Proxy Statement and Old Florida Bankshares, Inc. Prospectus included in the Form S-4/A, Amendment No. 3 to Registration Statement as filed by Old Florida Bankshares, Inc. with the Securities and Exchange Commission on June 18, 2003, Registration No. 333-103907.

(2)	Incorporated by reference into this document from Appendix B to the Marine Bancshares, Inc. Proxy Statement and Old Florida Bankshares, Inc. Prospectus included in the Form S-4/A, Amendment No. 3 to Registration Statement as filed by Old Florida Bankshares, Inc. with the Securities and Exchange Commission on June 18, 2003, Registration No. 333-103907.

(3)	Incorporated by reference into this document from Appendix C to the Marine Bancshares, Inc. Proxy Statement and Old Florida Bankshares, Inc. Prospectus included in the Form S-4/A, Amendment No. 3 to Registration Statement as filed by Old Florida Bankshares, Inc. with the Securities and Exchange Commission on June 18, 2003, Registration No. 333-103907.

(4)	Incorporated by reference into this document from the Exhibits to the Form S-4, Registration Statement as filed by Old Florida Bankshares, Inc. with the Securities and Exchange Commission on March 18, 2003, Registration No. 333-103907.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the three months ended June 30, 2003.

OLD FLORIDA BANKSHARES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD FLORIDA BANKSHARES, INC. (Registrant)

Date: August 12, 2003	By:	/s/ Larry W. Johnson
Larry W. Johnson, President and Chief Executive Officer

Date: August 12, 2003	By:	/s/ Nicholas J. Panicaro
Nicholas J. Panicaro, Executive Vice President and Chief Financial Officer