Form 10QSB
period 2003-09-30
OLD FLORIDA BANKSHARES INC
filed 2003-10-31
CIK 1212565

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    YES  ☒    NO  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share	1,929,595 shares
(class)	Outstanding at October 15, 2003

Transitional Small Business Format (Check One):    YES  ☐    NO  ☒

OLD FLORIDA BANKSHARES, INC. AND SUBSIDIARIES

OLD FLORIDA BANKSHARES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except per share amounts)

	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Cash and due from banks	$3,072	2,804
Interest-bearing deposits with banks	195	2,472
Federal funds sold	4,464	1,337

Total cash and cash equivalents	7,731	6,613

Securities available for sale	16,781	8,934
Securities held to maturity	983	—
Loans, net of allowance for loan losses of $1,527 in 2003 and $965 in 2002	116,448	87,272
Premises and equipment, net	9,296	4,131
Federal Home Loan Bank stock, at cost	608	169
Accrued interest receivable	520	372
Deferred income taxes	46	262
Goodwill	3,329	—
Core deposit intangible	401	—
Other assets	537	395

Total assets	$156,680	108,148

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	11,702	7,206
Savings, NOW and money-market deposits	51,463	38,839
Time deposits	57,687	45,882

Total deposits	120,852	91,927

Official checks	1,394	566
Federal Home Loan Bank advances	12,204	3,360
Accrued interest payable and other liabilities	864	321

Total liabilities	135,314	96,174

Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 5,000,000 shares authorized, 1,929,595 and 1,216,595 shares issued and outstanding in 2003 and 2002, respectively	19	12
Additional paid-in capital	21,469	12,426
Accumulated deficit	(141)	(577)
Accumulated other comprehensive income	19	113

Total stockholders’ equity	21,366	11,974

Total liabilities and stockholders’ equity	$156,680	108,148

See Accompanying Notes to Condensed Consolidated Financial Statements.

OLD FLORIDA BANKSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Interest income:
Loans	$1,709	1,511	4,778	4,466
Securities	134	157	396	468
Other interest-earning assets	14	14	35	65

Total interest income	1,857	1,682	5,209	4,999

Interest expense:
Deposits	598	678	1,797	2,164
Other borrowings	26	2	48	11

Total interest expense	624	680	1,845	2,175

Net interest income	1,233	1,002	3,364	2,824
Provision for loan losses	—	75	—	89

Net interest income after provision for loan losses	1,233	927	3,364	2,735

Noninterest income:
Service charges on deposit accounts	44	44	129	125
Other service charges and fees	16	14	56	41
Gain on sale of securities available for sale	1	—	16	16
Gain on sale of loans held for sale	75	—	176	—
Gain on sale of land	298	—	298	—

Total noninterest income	434	58	675	182

Noninterest expenses:
Salaries and employee benefits	687	446	1,843	1,321
Occupancy and equipment	251	187	649	560
Advertising	15	17	48	38
Insurance	13	7	28	20
Data processing	75	47	212	129
Telephone	39	22	91	65
Professional fees	28	21	81	56
Other	159	107	387	302

Total noninterest expenses	1,267	854	3,339	2,491

Earnings before income taxes	400	131	700	426
Income taxes	153	49	264	160

Net earnings	$247	82	436	266

Basic earnings per share	$.16	.07	.33	.22

Weighted-average number of shares outstanding for basic	1,573,095	1,216,595	1,336,734	1,216,595

Diluted earnings per share	$.15	.07	.32	.21

Weighted-average number of shares outstanding for diluted	1,606,331	1,238,820	1,369,970	1,238,820

Dividends per share	$—	—	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

OLD FLORIDA BANKSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2003 and 2002

(In thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2001	$12	12,426	(966)	42	11,514

Comprehensive income:

Net earnings (unaudited)	—	—	266	—	266
Net change in unrealized gain on securities available for sale, net of tax (unaudited)	—	—	—	101	101

Comprehensive income (unaudited)					367

Balance at September 30, 2002 (unaudited)	12	12,426	(700)	143	11,881

Balance at December 31, 2002	12	12,426	(577)	113	11,974

Comprehensive income:

Net earnings (unaudited)	—	—	436	—	436
Net change in unrealized gain on securities available for sale, net of tax (unaudited)	—	—	—	(94)	(94)

Comprehensive income (unaudited)					342

Stock options issued in bank acquisition (unaudited)	—	138	—	—	138

Issuance of common stock (713,000 shares) in acquisition of bank (unaudited)	7	8,905	—	—	8,912

Balance at September 30, 2003 (unaudited)	$19	21,469	(141)	19	21,366

See Accompanying Notes to Condensed Consolidated Financial Statements.

OLD FLORIDA BANKSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net earnings	$436	266
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	259	263
Provision for loan losses	—	89
Provision for deferred income taxes	264	160
Amortization of loan fees, costs, premiums and discounts	(197)	(213)
Gain on sale of securities available for sale	(16)	(16)
Gain on sale of loans held for sale	(176)	—
Proceeds from sale of loans held for sale	6,213	—
Originations of loans held for sale	(6,037)	—
Gain on sale of land	(298)	—
Increase in accrued interest receivable	(74)	(15)
Decrease (increase) in other assets	98	(102)
(Decrease) increase in official checks, accrued interest payable and other liabilities	(563)	3,430

Net cash (used in) provided by operating activities	(91)	3,862

Cash flows from investing activities:
Purchase of securities available for sale	(10,034)	(7,989)
Purchase of securities held to maturity	(987)	—
Principal collected on securities available for sale	5,236	1,790
Call of securities available for sale	4,000	2,485
Sale of securities available for sale	4,038	1,516
Net decrease (increase) in loans	6,052	(8,007)
Purchase of Federal Home Loan Bank stock	(199)	—
Sale of Federal Reserve Bank stock	197	—
Purchase of premises and equipment	(1,587)	(268)
Cash received in acquisition of deposit accounts	—	8,052
Cash received in acquisition of bank	1,376	—
Proceeds from sale of land	725	—

Net cash provided by (used in) investing activities	8,817	(2,421)

Cash flows from financing activities:
Net (decrease) increase in deposits	(9,199)	973
Repayment of Federal Home Loan Bank advances	(3,009)	(3,009)
Repayment of Federal Funds purchased	(2,400)	—
Proceeds from Federal Home Loan Bank advances	7,000	—

Net cash used in financing activities	(7,608)	(2,036)

Net increase (decrease) in cash and cash equivalents	1,118	(595)
Cash and cash equivalents at beginning of period	6,613	9,255

Cash and cash equivalents at end of period	$7,731	8,660

(continued)

OLD FLORIDA BANKSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Nine Months Ended September 30,
	2003	2002
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,588	2,157

Income taxes	$—	—

Noncash transaction:
Accumulated other comprehensive income, change in unrealized gain on securities available for sale	$(94)	101

In connection with the acquisition of the Bank the following assets were acquired and liabilities assumed:
Securities available for sale	$11,309	—

Loans	$34,915	—

Premises and equipment	$4,264	—

Federal Home Loan Bank stock	$240	—

Federal Reserve Bank stock	$197	—

Accrued interest receivable and other assets	$330	—

Goodwill	$3,329	—

Core deposit intangible	$401	—

Deposits	$38,124	—

Federal Home Loan Bank advances	$4,853	—

Federal funds purchased	$2,400	—

Other liabilities	$1,934	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

OLD FLORIDA BANKSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Description of Business and Basis of Presentation

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2003, the results of operations for the three- and nine-month periods ended September 30, 2003 and 2002 and cash flows for the nine month periods ended September 30, 2003 and 2002. The results of operations for the three- and nine-month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

General. Old Florida Bankshares, Inc. (the “Holding Company”) owns 100% of the outstanding common stock of Old Florida Bank (the “Bank”) and Old Florida Capital, Inc. (“OFC”) (collectively the “Company”).

The Holding Company’s only business activities are those of its subsidiaries. The Bank is a state (Florida) chartered commercial bank. The Bank offers a variety of community banking services to individual and corporate customers through its three banking offices located in Ft. Myers, Bonita Springs and Naples, Florida. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation. In 2002, the Holding Company established OFC which began brokering commercial mortgage loans in 2003.

In February 2002, the Company acquired deposits from another financial institution in South Fort Myers, Florida. The deposits were transferred to the Fort Myers branch. The excess of the fair value of liabilities assumed over the fair value of tangible assets acquired in this transaction is being amortized on the straight-line basis over ten years. The intangible asset at September 30, 2003 was approximately $178,000 and is included in other assets on the condensed consolidated balance sheet.

Basis of Presentation. The accompanying condensed consolidated financial statements include the accounts of the Holding Company, the Bank and OFC. All significant intercompany accounts and transactions have been eliminated in consolidation.

Core Deposit Intangible. The core deposit intangible resulted from the bank acquisition (see Note 2) by the Company on August 15, 2003. This amount is being amortized using an accelerated method over eight years, the estimated remaining life of the related deposits.

Goodwill. Goodwill resulted from the bank acquisition (see Note 2) by the Company on August 15, 2003. In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Based on the impairment tests performed, there was no impairment of goodwill during the period ended September 30, 2003. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

(continued)

OLD FLORIDA BANKSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(2) Bank Acquisition

On August 15, 2003, the Company acquired 100% of Marine Bancshares, Inc. (“Marine”) through an Agreement and Plan of Merger (the “Agreement”). Marine was a bank holding company and parent company of Marine National Bank which offered a variety of community banking services to individuals and corporate customers through its one banking office located in Naples, Florida. In accordance with the Agreement, each share of Marine common stock was exchanged for .62 shares of the Company’s common stock. Therefore, all outstanding common shares of Marine were exchanged for 713,000 shares of the Company’s common stock at a market value of $12.50 per share or $8,912,500. In addition, in connection with the acquisition, the Company agreed to assume 153,024 outstanding stock options and warrants to purchase Marine common stock, which became exercisable for 94,875 shares of the Company’s common stock following the merger after giving effect to the same exchange ratio provided for in the Agreement. Of the total new options and warrants issued, 31,000 stock options have an exercise price of $8.06 and the difference between this exercise price and the market value of the Company’s common stock of $12.50 totaled approximately $138,000 and was recorded as additional paid in capital and goodwill. The remaining 63,875 new warrants have an exercise price of $16.13 which exceeds the market value of the Company’s common stock. At the date of acquisition, Marine was merged into the Holding Company and Marine National Bank was merged into the Bank. The Company acquired Marine to expand into the Naples, Florida market and to increase its capital base which is expected to increase the overall profitability of the Company. The consolidated financial statements include the operating results of Marine from the date of acquisition.

The acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations,” and the Company has accordingly allocated the purchase price of Marine based upon the fair values of the net assets acquired and liabilities assumed. The estimated fair values of the assets acquired and liabilities assumed at the date of acquisition is as follows (in thousands):

Assets:
Cash and cash equivalents	$1,376
Securities available for sale	11,309
Loans	34,915
Premises and equipment	4,264
Federal Home Loan Bank stock	240
Federal Reserve Bank stock	197
Accrued interest receivable and other assets	330
Goodwill	3,329
Core deposit intangible	401

Total assets acquired	56,361

Liabilities:
Deposits	38,124
Federal Home Loan Bank advances	4,853
Federal funds purchased	2,400
Other liabilities	1,934

Total liabilities assumed	47,311

Net assets acquired	$9,050	(1)

(1)	Includes $8,912,000 for stock issued and $138,000 recorded on additional paid-in capital for stock options issued.

(continued)

OLD FLORIDA BANKSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(2) Bank Acquisition, Continued

The core deposit intangible of $401,000 is being amortized over 8 years, the estimated remaining life of the related deposits. The goodwill of approximately $3.3 million is not deductible for income tax purposes. A valuation allowance has been recorded on the deferred tax asset relating to the net operating loss carryforward of Marine.

The following unaudited proforma financial information assumes that Marine was acquired by the Company on January 1, 2002 and includes the effect of depreciation, amortization and accretion of fair value adjustments and the amortization of the core deposit intangible. The proforma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place on January 1, 2002. Proforma information follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Interest income	$2,155	2,569	6,967	7,732

Interest expense	$747	1,103	2,665	3,462

Net earnings	$239	84	399	282

Basic earnings per share	$.12	.04	.21	.15

Diluted earnings per share	$.12	.04	.20	.14

Included in net earnings for 2003 are termination benefits of approximately $304,000, net of related tax effect, paid to certain employees of Marine that would not have been paid if the acquisition had not occurred.

(3) Loans

The activity in the allowance for loan losses follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Beginning balance	$968	830	965	825
Allowance recorded in connection with Marine acquisition	566	—	566	—
Provision for loan losses	—	75	—	89
(Charge-offs) net of recoveries	(7)	9	(4)	—

Ending balance	$1,527	914	1,527	914

The Company had no loans held for sale at September 30, 2003 or December 31, 2002.

(continued)

OLD FLORIDA BANKSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(3) Loans, Continued

The Company identifies impaired loans in accordance with Statement of Financial Accounting Standards No. 114 and 118. No loans were identified as impaired during the nine months ended September 30, 2002. The following summarizes the amount of impaired loans at September 30, 2003, all of which were collateral dependent (in thousands):

At September 30, 2003
Loans identified as impaired:
Gross loans with no related allowance for losses	$—
Gross loans with related allowance for losses recorded	1,031
Less: Allowances on these loans	(155)

Net investment in impaired loans	$876

The average net investment in impaired loans and interest income recognized and received on impaired loans during the three and nine months ended September 30, 2003 was as follows (in thousands):

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Average net investment in impaired loans	$261	88

Interest income recognized on impaired loans	$—	—

Interest income received on impaired loans	$—	—

Nonaccrual and past due loans were as follows (in thousands):

	September 30, 2003	At December 31, 2002
Nonaccrual loans	$1,031	—
Accruing loans past due ninety days or more	—	—

Total	$1,031	—

(continued)

OLD FLORIDA BANKSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(4) Earnings Per Share

Earnings per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. For the three and nine months ended September 30, 2003 and 2002, outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which is computed using the treasury stock method. The following tables present the calculations of EPS (dollars in thousands, except per share amounts).

	2003			2002
	Earnings	Weighted Average Shares	Per Share Amount	Earnings	Weighted Average Shares	Per Share Amount
Three months ended September 30:

Basic EPS:
Net earnings available to common stockholders	$247	1,573,095	$.16	$82	1,216,595	$.07

Effect of dilutive securities- Incremental shares from assumed conversion of options	—	33,236		—	22,225

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$247	1,606,331	$.15	$82	1,238,820	$.07

Nine months ended September 30:

Basic EPS:
Net earnings available to common stockholders	$436	1,336,734	$.33	$266	1,216,595	$.22

Effect of dilutive securities- Incremental shares from assumed conversion of options	—	33,236		—	22,225

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$436	1,369,970	$.32	$266	1,238,820	$.21

(continued)

OLD FLORIDA BANKSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(4) Earnings Per Share, Continued

The following warrants issued in connection with the acquisition of Marine were excluded from the calculation of EPS due to the exercise price being above the average market price:

	Number of Outstanding Warrants	Exercise Price	Expire
For the three and nine months ended September 30, 2003	63,875	$16.13	2009

(5) Stock Option Plans and Warrants

The Company has an incentive stock option plan for officers and employees of the Company and has reserved 100,000 shares of common stock for the plan. The exercise price of the stock options is the greater of $10 or the fair market value of the common stock on the date of grant. The options vest 33% during the second and third year, respectively, after grant and are fully exercisable during the fourth year after the grant date. The options must be exercised within 10 years from the date of grant. At September 30, 2003, 33,439 shares remain available for grant.

The Company also has a nonqualified stock option plan for directors of the Company and has reserved 131,000 (amended) shares of common stock for the plan. The exercise price of the stock options is the greater of $10 or the fair market value of the common stock on the date of grant and the options vest 33% during the second and third year, respectively, after grant and are fully exercisable during the fourth year after the grant date, except for the stock options issued in connection with the acquisition of Marine which had a exercise price of $8.06 and were fully vested when issued. The options must be exercised within 10 years from the date of grant. As of September 30, 2003, all available options had been granted.

A summary of stock option transactions follows ($ in thousands, except per share amounts):

	Number of Shares	Range of Per Share Option Price	Weighted- Average Per Share Price	Aggregate Option Price
Outstanding at December 31, 2001 and September 30, 2002	151,561	$10.00-11.50	10.10	$1,530

Outstanding at December 31, 2002	166,561	10.00-12.50	10.31	1,717

Options are from Marine acquisition	31,000	8.06	8.06	250
Options forfeited	(665)	12.50	12.50	(8)

Outstanding at September 30, 2003	196,896	$8.06-12.50	10.05	$1,959

(continued)

OLD FLORIDA BANKSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(5) Stock Option Plans, Continued

The Company accounts their stock option plans under the recognition and measurement principles of APB No. 25. No stock-based employee compensation cost is reflected in net earnings, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant, except for the stock options issued in connection with the acquisition of Marine (see Note 2). The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation ($ thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net earnings, as reported	$247	82	436	266

Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	(12)	(11)	(35)	(32)

Proforma net earnings	$235	71	401	234

Basic earnings per share	$.16	.07	.33	.22

Proforma basic earnings per share	$.15	.06	.30	.19

Diluted earnings per share	$.15	.07	.32	.21

Proforma diluted earnings per share	$.15	.06	.29	.19

In connection with the acquisition of Marine, former directors of Marine had 103,024 warrants outstanding which were converted into 63,875 warrants to purchase one share of the Company’s common stock for each warrant issued at a price of $16.13. The warrants were vested immediately and are exercisable through 2009.

(6) Regulatory Capital

The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2003 of the regulatory capital requirements for a well capitalized financial institution and the Bank’s actual capital on a percentage basis:

	Actual	Regulatory Requirement
Total capital to risk-weighted assets	14.87%	10.00%
Tier I capital to risk-weighted assets	13.67%	6.00%
Tier I capital to total assets - leverage ratio	13.97%	5.00%

OLD FLORIDA BANKSHARES, INC. AND SUBSIDIARIES

Review by Independent Certified Public Accountants

Hacker, Johnson & Smith PA, independent certified public accountants, have made a limited review of the financial data as of September 30, 2003, and for the three- and nine- month periods ended September 30, 2003 and 2002 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Independent Accountants’ Report

The Board of Directors

Old Florida Bankshares, Inc.

Fort Myers, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Old Florida Bankshares, Inc. and Subsidiaries (the “Company”) as of September 30, 2003, the related condensed consolidated statements of earnings for the three- and nine- month periods ended September 30, 2003 and 2002 and the related condensed consolidated statements of changes in stockholders’ equity and cash flows for the nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

October 17, 2003

OLD FLORIDA BANKSHARES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Comparison of September 30, 2003 and December 31, 2002

General

Old Florida Bankshares, Inc. (the “Holding Company”) owns 100% of the outstanding common stock of Old Florida Bank (the “Bank”) and Old Florida Capital, Inc. (“OFC”) (collectively the “Company”). The Holding Company’s only business activities are those of its subsidiaries. The Bank is a state (Florida) chartered commercial bank. The Bank offers a variety of community banking services to businesses and individuals through its three banking offices located in Ft. Myers, Naples and Bonita Springs, Florida. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation. In 2002, the Holding Company established OFC which began brokering commercial mortgage loans in 2003. Also on August 15, 2003 the Company acquired Marine Bankshares, Inc. (see Note 2 to the condensed consolidated financial statements).

Liquidity and Capital Resources

The Company’s primary sources of cash during the nine months ended September 30, 2003 were from principal collected, maturities of securities, and the sale of securities of $13.3 million, net loan repayments of $6.1 million and net proceeds from Federal Home Bank advances of $4.0 million. Cash was used primarily to fund deposit out flows of $9.2 million, to purchase securities of $10.0 million, and to purchase a building to be used as an operations center for $847,000.

The following rates are presented for the dates and periods indicated:

	Nine Months Ended September 30, 2003	Year Ended December 31, 2002	Nine Months Ended September 30, 2002
Average equity as a percentage of average assets	11.25%	11.44%	11.41%

Equity to total assets at end of period	13.64%	11.07%	11.59%

Return on average assets (1)	.50%	.38%	.35%

Return on average equity (1)	4.48%	3.32%	3.05%

Noninterest expenses to average assets (1)	3.86%	3.30%	3.26%

Nonperforming loans and foreclosed real estate as a percentage of total assets at end of period	.66%	N/A	N/A

(1)	Annualized for the nine months ended September 30.

OLD FLORIDA BANKSHARES, INC. AND SUBSIDIARIES

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the condensed consolidated balance sheet. The contract amounts of those instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit, unused lines of credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate when funded.

A summary of the Company’s financial instruments with off-balance sheet risk at September 30, 2003 follows (in thousands):

	Notional Amount	Carrying Amount	Estimated Fair Value
Commitments to extend credit	$16,162	—	—

Unused lines of credit	$28,941	—	—

Standby letters of credit	$564	—	—

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

	Three Months Ended September 30,
	2003			2002
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Assets

Loans	$96,967	1,709	7.05%	$77,934	1,511	7.76%
Securities	14,101	134	3.80	11,379	157	5.52
Other interest-earning assets (1)	8,992	14.62		4,864	14	1.15

Total interest-earning assets	120,060	1,857	6.19	94,177	1,682	7.14

Non-interest earning assets	7,439			7,446

Total assets	$127,499			$101,623

Liabilities and Stockholders’ Equity

Savings, NOW and money market deposit accounts	45,389	126	1.11	38,703	183	1.89
Time deposits	48,200	472	3.92	41,237	495	4.80
Other borrowings (2)	6,445	26	1.61	364	2	2.20

Total interest-bearing liabilities	100,034	624	2.50	80,304	680	3.39

Non-interest-bearing liabilities	12,689			9,453
Stockholders’ equity	14,776			11,866

Total liabilities and stockholders’ equity	$127,499			$101,623

Interest-rate spread (3)			3.69%			3.75%

Net interest income		$1,233			$1,002

Net interest margin on average-earning assets (4)			4.11%			4.26%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.20			1.17

(1)	Includes Federal Home Loan Bank stock, federal funds sold and interest- bearing deposits.
(2)	Includes Federal Home Loan Bank advances and federal funds purchased.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Nine Months Ended September 30,
	2003			2002
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Assets

Loans	$88,258	4,778	7.22%	$75,231	4,466	7.92%
Securities	12,032	396	4.39	11,073	468	5.64
Other interest-earning assets (1)	6,723	35.69		8,442	65	1.03

Total interest-earning assets	107,013	5,209	6.49	94,746	4,999	7.03

Non-interest earnings assets	8,323			7,140

Total assets	$115,336			$101,886

Liabilities and Stockholders’ Equity

Savings, NOW and money market deposit accounts	41,596	406	1.30	37,192	508	1.82
Time deposits	45,781	1,391	4.05	42,737	1,656	5.17
Other borrowings (2)	4,095	48	1.56	851	11	1.72

Total interest-bearing liabilities	91,472	1,845	2.69	80,780	2,175	3.59

Noninterest-bearing liabilities	10,889			9,476
Stockholders’ equity	12,975			11,630

Total liabilities and stockholders’ equity	$115,336			$101,886

Interest-rate spread (3)			3.80%			3.44%

Net interest income		$3,364			$2,824

Net interest margin on average-earning assets (4)			4.19%			3.97%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.17			1.17

(1)	Includes Federal Home Loan Bank stock, federal funds sold and interest-bearing deposits.
(2)	Includes Federal Home Loan Bank advances and federal funds purchased.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

OLD FLORIDA BANKSHARES, INC. AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended September 30, 2003 and 2002

General. Net earnings for the three months ended September 30, 2003 were $247,000 or $.16 basic and $.15 diluted earnings per share compared to net earnings of $82,000 or $.07 basic and diluted earnings per share for the three months ended September 30, 2002. The increase in the Company’s net earnings was primarily due to an increase in net interest income and noninterest income partially offset by a decrease in noninterest expenses.

Interest Income and Expense. Interest income increased by $175,000 from $1,682,000 for the three months ended September 30, 2002 to $1,857,000 for the three months ended September 30, 2003. Interest income on loans increased $198,000 primarily due to an increase in the average loan portfolio balance from $77.9 million for the three months ended September 30, 2002 to $97.0 million for the comparable period in 2003, partially offset by a decrease in the weighted-average yield from 7.76% in 2002 to 7.05% in 2003. Interest on securities decreased $23,000 primarily due to a decrease in the weighted average yield from 5.52% in 2002 to 3.80% in 2003.

Interest expense on interest-bearing deposits decreased by $80,000 from $678,000 for the three months ended September 30, 2002 to $598,000 for the three months ended September 30, 2003. Interest expense on interest-bearing deposits decreased due to a decrease in the weighted rate paid from 3.39% in 2002 to 2.56% in 2003, partially offset by an increase in the average balance from $79.9 million in 2002 to $93.6 million in 2003.

Provision for Loan Losses. The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. No provision for loan losses was recorded for the three months ended September 30, 2003 compared to $75,000 for a comparative period in 2002. No provision was considered necessary in 2003 due to the decrease in the Company’s loan portfolio in 2003 prior to the acquisition of Marine compared to the balance at December 31, 2002. Management believes the balance in the allowance for loan losses of $1,527,000 at September 30, 2003 is adequate.

Noninterest Income. Noninterest income increased $376,000 during the three month period ended September 30, 2003 compared to the same period in 2002 primarily due to an increase of $75,000 from gains on the sale of residential real estate loans held for sale and a $298,000 gain on the sale of land.

Noninterest Expenses. Noninterest expenses increased $413,000 during the three-month period ended September 30, 2003 compared to the same period in 2002. Noninterest expenses increased primarily due to an increase in salaries and employee benefits, data processing and occupancy and equipment. Salaries and employee benefits increased as a result of the acquisition of Marine and an increase in the number of employees in the residential lending department during 2003. Data processing increased due to a change in the data processor, and the conversion of data from Marine. Occupancy and equipment increased due to the opening of the operations center in 2003 and the acquisition of Marine.

Income Taxes. The income tax provision for the three months ended September 30, 2003 was $153,000 (an effective rate of 38.3%) compared to $49,000 (an effective rate of 37.4%) for the comparable 2002 period.

OLD FLORIDA BANKSHARES, INC. AND SUBSIDIARIES

Comparison of the Nine-Month Periods Ended September 30, 2003 and 2002

General. Net earnings for the nine months ended September 30, 2003 was $436,000 or $.33 basic and $.32 diluted earnings per share compared to net earnings of $266,000 or $.22 basic and $.21 diluted earnings per share for the nine months ended September 30, 2002. The increase in the Company’s net earnings was primarily due to an increase in net interest income and noninterest income, partially offset by an increase in noninterest expenses.

Interest Income and Expense. Interest income increased by $210,000, from $4,999,000 for the nine months ended September 30, 2002 to $5,209,000 for the nine months ended September 30, 2003. Interest income on loans increased $312,000 primarily due to an increase in the average loan portfolio balance from $75.2 million for the nine months ended September 30, 2002 to $88.3 million for the comparable period in 2003, partially offset by a decrease in the weighted-average yield from 7.92% in 2002 to 7.22% in 2003. Interest on securities decreased $72,000 primarily due to a decrease in the weighted average yield from 5.64% in 2002 to 4.39% in 2003.

Interest expense on interest-bearing deposits decreased by $367,000 from $2,164,000 for the nine months ended September 30, 2002 to $1,797,000 for the nine months ended September 30, 2003. Interest expense on interest-bearing deposits decreased due to a decrease in the weighted rate paid from 3.61% in 2002 to 2.74% in 2003, partially offset by an increase in the average balance from $79.9 million in 2002 to $87.4 million in 2003.

Provision for Loan Losses. The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. No provision for loan losses was recorded for the nine months ended September 30, 2003 compared to $89,000 for the comparable period in 2002. No provision was considered necessary in 2003 due to the decrease in the loan portfolio of the Company in 2003 prior to the acquisition of Marine compared to the balance at December 31, 2002. Management believes the balance in the allowance for loan losses of $1,527,000 at September 30, 2003 is adequate.

Noninterest Income. Noninterest income increased $493,000 during the nine month period ended September 30, 2003 compared to the same period in 2002 primarily due to an increase of $176,000 from gains on the sale of residential real estate loans held for sale and a $298,000 gain on the sale of land.

Noninterest Expenses. Noninterest expenses increased $848,000 during the nine-month period ended September 30, 2003 compared to the same period in 2002. Noninterest expenses increased primarily due to an increase in salaries and employee benefits, data processing and occupancy and equipment. Salaries and employee benefits increased as a result of the acquisition of Marine and an increase in number of employees in the residential lending department during 2003. Data processing increased due to a change in the data processor, and the conversion of data from Marine. Occupancy and equipment increased due to the opening of the operations center in 2003 and the acquisition of Marine.

Income Taxes. The income tax provision for the nine months ended September 30, 2003 was $264,000 (an effective rate of 37.7%) compared to $160,000 (an effective rate of 37.6%) for the comparable 2002 period.

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

OLD FLORIDA BANKSHARES, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION, CONTINUED

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of December 31, 2002, by and between Old Florida Bankshares, Inc. and Marine Bancshares, Inc. (1)

2.2	Option Agreement, dated as of December 31, 2002, between Old Florida Bankshares, Inc. and Marine Bancshares, Inc. (2)

2.3	Shareholder Agreement, dated as of December 31, 2002, among Old Florida Bankshares, Inc., Marine Bancshares, Inc. and certain directors of Marine Bancshares, Inc. (3)

3.1	Articles of Incorporation of Old Florida Bankshares, Inc. as filed with the Florida Department of State (4)

3.2	Bylaws of Old Florida Bankshares, Inc. (4)

10.1	Lease Agreement dated December 21, 1998, between Old Florida Bank and Colony Corporate Centre, Inc., together with Option Term and Addendum to Lease Agreement (4)

10.2	Old Florida Bank Directors’ Stock Option Plan (4)

10.3	Assumption of Directors’ Stock Option Plan, dated July 1, 2001, between Old Florida Bankshares, Inc. and Old Florida Bank (4)

10.4	Form of Directors’ Stock Option Agreement used under Old Florida Bank Directors’ Stock Option Plan (4)

10.5	Old Florida Bank Officers’ and Employees’ Stock Option Plan (4)

10.6	Assumption of Officers’ and Employees’ Stock Option Plan, dated July 1, 2001, between Old Florida Bankshares, Inc. and Old Florida Bank (4)

10.7	Form of Incentive Stock Option Agreement used under Old Florida Bank Officers’ and Employees’ Stock Option Plan (4)

10.8	Employment Agreement, dated as of January 17, 2000, between Old Florida Bank and Larry W. Johnson (4)

10.9	Employment Agreement, dated as of January 17, 2000, between Old Florida Bank and Nicholas J. Panicaro (4)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

OLD FLORIDA BANKSHARES, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION, CONTINUED

Item 6. Exhibits and Reports on Form 8-K, Continued

(1)	Incorporated by reference into this document from Appendix A to the Marine Bancshares, Inc. Proxy Statement and Old Florida Bankshares, Inc. Prospectus included in the Form S-4/A, Amendment No. 3 to Registration Statement as filed by Old Florida Bankshares, Inc. with the Securities and Exchange Commission on June 18, 2003, Registration No. 333-103907.

(2)	Incorporated by reference into this document from Appendix B to the Marine Bancshares, Inc. Proxy Statement and Old Florida Bankshares, Inc. Prospectus included in the Form S-4/A, Amendment No. 3 to Registration Statement as filed by Old Florida Bankshares, Inc. with the Securities and Exchange Commission on June 18, 2003, Registration No. 333-103907.

(3)	Incorporated by reference into this document from Appendix C to the Marine Bancshares, Inc. Proxy Statement and Old Florida Bankshares, Inc. Prospectus included in the Form S-4/A, Amendment No. 3 to Registration Statement as filed by Old Florida Bankshares, Inc. with the Securities and Exchange Commission on June 18, 2003, Registration No. 333-103907.

(4)	Incorporated by reference into this document from the Exhibits to the Form S-4, Registration Statement as filed by Old Florida Bankshares, Inc. with the Securities and Exchange Commission on March 18, 2003, Registration No. 333-103907.

(b)	Reports on Form 8-K. There was one report on Form 8-K filed during the three months ended September 30, 2003 which announced the acquisition of Marine Bancshares, Inc.

OLD FLORIDA BANKSHARES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD FLORIDA BANKSHARES, INC.
(Registrant)

Date: October 30, 2003	By:	/s/Larry W. Johnson
Larry W. Johnson, President and Chief Executive Officer

Date: October 30, 2003	By:	/s/Nicholas J. Panicaro
Nicholas J. Panicaro, Executive Vice President and Chief Financial Officer