Form 10KSB
period 2003-12-31
OLD FLORIDA BANKSHARES INC
filed 2004-03-19
CIK 1212565

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-103907

OLD FLORIDA BANKSHARES, INC.

(Name of Small Business Issuer in its charter)

Florida	65-1113601
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6321 Daniels Parkway, Fort Myers, Florida	33912
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (239) 561-6222

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of Class)

Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The issuer’s revenues for its most recent fiscal year was $1,929,595.

Indicate by check mark whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the Common Stock of the issuer held by non-affiliates of the issuer (1,425,361 shares) on February 27, 2004, was approximately $20,667,735. As of such date, no organized trading market existed for the Common Stock of the issuer. The aggregate market value was computed by reference the last sale of the Common Stock of the issuer at $14.50 per share on February 24, 2004. For the purposes of this response, directors, officers and holders of 5% or more of the issuer’s Common Stock are considered the affiliates of the issuer at that date.

As of February 27, 2004, there were issued and outstanding 1,929,595 shares of the issuer’s Common Stock.

PART I

Item 1. Business

General

Old Florida Bankshares, Inc. (“Old Florida”) was incorporated under the laws of the State of Florida on August 12, 2001. Old Florida is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and owns all of the voting shares of Old Florida Bank. The Bank commenced operations on September 10, 1998 and is a Florida state bank.

Old Florida provides a range of consumer and commercial banking services to individuals, businesses and industries. The basic services offered by Old Florida include: demand interest-bearing and noninterest-bearing accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, credit cards, cash management, direct deposits, notary services, money orders, night depository, travelers’ checks, cashier’s checks, domestic collections, savings bonds, bank drafts, automated teller services, drive-in tellers, and banking by mail. In addition, Old Florida primarily makes secured and unsecured commercial and real estate loans and issues stand-by letters of credit. Old Florida provides automated teller machine (ATM) cards, as a part of the Pulse ATM Network, thereby permitting customers to utilize the convenience of larger ATM networks. In addition to the Pulse ATM Network, the Bank also provides the Presto system for ATM use. In addition to the foregoing services, Old Florida provides customers with extended banking hours. Old Florida does not have trust powers and, accordingly, no trust services are provided.

The revenues of Old Florida are primarily derived from interest on, and fees received in connection with, real estate and other loans, and from interest and dividends from investment securities and short-term investments. The principal sources of funds for Old Florida’s lending activities are its deposits, repayment of loans, and the maturity of investment securities. The principal expenses of Old Florida are the interest paid on deposits, and operating and general administrative expenses.

As is the case with banking institutions generally, Old Florida’s operations are materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Deposit flows and costs of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. Old Florida faces strong competition in the attraction of deposits (its primary source of lendable funds) and in the origination of loans. See “Competition.”

Special Note Regarding Forward-Looking Statements

This Annual Report contains certain forward-looking statements which represent Old Florida’s expectations or beliefs, including, but not limited to, statements concerning the banking industry and Old Florida’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “can,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond Old Florida’s control, and actual results may differ materially depending on a variety of important factors, including competition, general economic conditions, changes in interest rates, and changes in the value of real estate and other collateral securing loans, among other things.

Critical Accounting Policies

Old Florida’s financial condition and results of operations are sensitive to accounting measurements and estimates of matters that are inherently uncertain. When applying accounting policies in areas that are subjective in nature, Old Florida must use its best judgment to arrive at the carrying value of certain assets. The most critical accounting policy applied is related to the valuation of the loan portfolio.

A variety of estimates impact carrying value of the loan portfolio including the calculation of the allowance for loan losses, valuation of underlying collateral, the timing of loan charge-offs and the amount and amortization of loan fees and deferred origination costs.

The allowance for loan losses is the most difficult and subjective judgment. The allowance is established and maintained at a level that Old Florida believes is adequate to cover losses resulting from the inability of borrowers to make required payments on loans. Estimates for loan losses are arrived at by analyzing risks associated with specific loans and the loan portfolio, current trends in delinquencies and charge-offs, the views of regulators, changes in the size and composition of the loan portfolio and peer comparisons. The analysis also requires consideration of the economic climate and direction, change in the interest rate environment, which may impact a borrower’s ability to pay, legislation impacting the banking industry and economic conditions specific to its service area. Because the calculation of the allowance for loan losses relies on estimates and judgments relating to inherently uncertain events, results may differ from Old Florida’s estimates.

The allowance for loan losses is also discussed as part of “Results of Operations” and in Note 3 to the financial statements. The significant accounting policies are discussed in Note 1 to the consolidated financial statements.

Lending Activities

Old Florida offers a range of lending services, including real estate, consumer and commercial loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in Old Florida’s market area. Old Florida’s consolidated net loans at December 31, 2003 and 2002 were $125.3 million, or 75.5% and $87.3 million or 80.8%, respectively, of total Old Florida consolidated assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. Old Florida has no foreign loans or loans for highly leveraged transactions.

Old Florida’s loans are concentrated in three major areas: commercial and commercial real estate loans, residential real estate loans, and consumer loans. A majority of Old Florida’s loans are made on a secured basis. As of December 31, 2003, approximately 8.8% of Old Florida’s consolidated loan portfolio consisted of loans secured by 1-4 family residential properties, compared to 4.9% at December 31, 2002.

Old Florida’s residential real estate loans generally are repayable in monthly installments based on up to a 30-year amortization schedule with variable interest rates.

Old Florida’s commercial loan portfolio includes loans to individuals and small-to-medium sized businesses located primarily in Lee County for working capital, equipment purchases, and various other business purposes. A majority of commercial loans are secured by real estate, equipment or similar assets, but these loans may also be made on an unsecured basis. Commercial loans may be made at variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis, with loan covenants and monetary thresholds. Other commercial loans with terms or amortization schedules of longer than one year will normally carry interest rates which vary with the prime lending rate and will become payable in full and are generally refinanced in three to five years. Commercial loans amounted to approximately 86.5% of Old Florida’s total loan portfolio as of December 31, 2003, compared to 93.5% at December 31, 2002.

Old Florida’s consumer loan portfolio consists primarily of loans to individuals for various consumer purposes, but includes some business purpose loans which are payable on an installment basis. The majority of these loans are for terms of less than five years and are secured by liens on various personal assets of the borrowers, but consumer loans may also be made on an unsecured basis. Consumer loans are made at fixed and variable interest rates, and are often based on up to a five-year amortization schedule.

For additional information regarding Old Florida’s loan portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition.”

Loan originations are derived from a number of sources. Loan originations can be attributed to direct solicitation by Old Florida’s loan officers, existing customers and borrowers, advertising, walk-in customers and, in some instances, referrals from brokers.

Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. In particular, longer maturities increase the risk that economic conditions will change and adversely affect collectibility. Old Florida attempts to minimize credit losses through various means. In particular, on larger credits, Old Florida generally relies on the cash flow of a debtor as the source of repayment and secondarily on the value of the underlying collateral. In addition, Old Florida attempts to utilize shorter loan terms in order to reduce the risk of a decline in the value of such collateral.

Deposit Activities

Deposits are the major source of Old Florida’s funds for lending and other investment activities. Old Florida considers the majority of its regular savings, demand, NOW and money market deposit accounts to be core deposits. These accounts comprised approximately 52% and 50% of Old Florida’s consolidated total deposits at December 31, 2003 and 2002, respectively. Approximately 48% of Old Florida’s consolidated deposits at December 31, 2003 were certificates of deposit compared to 50% at December 31, 2002. Generally, Old Florida attempts to maintain the rates paid on its deposits at a competitive level. Time deposits of $100,000 and over made up approximately 22% and 24% of Old Florida’s consolidated total deposits at December 31, 2003 and 2002, respectively. The majority of the deposits of Old Florida are generated from Lee County. Old Florida does not currently accept brokered deposits. For additional information regarding Old Florida’s deposit accounts, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition.”

Investments

Old Florida invests a portion of its assets in U.S. Government agency obligations, mortgage-backed securities and federal funds sold. Old Florida’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at minimal risks while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits.

With respect to Old Florida’s investment portfolio, Old Florida’s total portfolio may be invested in U.S. Treasury and general obligations of its agencies because such securities generally represent a minimal investment risk. In addition to the investment portfolio, Old Florida may invest in federal funds sold. Federal funds sold is the excess cash Old Florida has available over and above daily cash needs. This money is invested on an overnight basis with approved correspondent banks.

Old Florida monitors changes in financial markets. In addition to investments for its portfolio, Old Florida monitors its daily cash position to ensure that all available funds earn interest at the earliest possible date. A portion of the investment account is designated as secondary reserves and invested in liquid securities that can be readily converted to cash with minimum risk of market loss. These investments usually consist of U.S. Treasury obligations, U.S. government agencies and federal funds. The remainder of the investment account may be placed in investment securities of different type and longer maturity. Daily surplus funds are sold in the federal funds market for one business day. Old Florida attempts to stagger the maturities of its securities so as to produce a steady cash-flow in the event Old Florida needs cash, or economic conditions change to a more favorable rate environment.

Correspondent Banking

Correspondent banking involves one bank providing services to another bank which cannot provide that service for itself from an economic or practical standpoint. Old Florida is required to purchase correspondent services offered by larger banks, including check collections, purchase of federal funds, security safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations and sales of loans to or participation with correspondent banks.

Old Florida will sell loan participations to correspondent banks with respect to loans which exceed Old Florida’s lending limit. Management of Old Florida has established correspondent relationships with Independent Bankers’ Bank of Florida and SunTrust. Old Florida pays for such services.

Data Processing

Old Florida outsources its data processing to a large bank data processor which provides a full range of data processing services, including an automated general ledger, deposit accounting, and commercial, mortgage and installment lending data processing.

Effect of Governmental Policies

The earnings and business of Old Florida are and will be affected by the policies of various regulatory authorities of the United States, especially the Federal Reserve. The Federal Reserve, among other things, regulates the supply of credit and deals with general economic conditions within the United States. The instruments of monetary policy employed by the Federal Reserve for these purposes influence in various ways the overall level of investments, loans, other extensions of credit and deposits, and the interest rates paid on liabilities and received on assets.

Interest and Usury

Old Florida is subject to numerous state and federal statutes that affect the interest rates that may be charged on loans. These laws do not, under present market conditions, deter Old Florida from continuing the process of originating loans.

Supervision and Regulation

Banks and their holding companies, and many of their affiliates, are extensively regulated under both federal and state law. The following is a brief summary of certain statutes, rules, and regulations affecting Old Florida and Old Florida Bank. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of Old Florida and Old Florida Bank. Supervision, regulation, and examination of banks by regulatory agencies are intended primarily for the protection of depositors, rather than shareholders.

Bank Holding Company Regulation. Old Florida is a bank holding company, registered with the Federal Reserve under the BHC Act. As such, Old Florida is subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the Federal

Reserve. The BHC Act requires that a bank holding company obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, (ii) taking any action that causes a bank to become a subsidiary of the bank holding company, or (iii) merging or consolidating with any other bank holding company.

The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience, and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy and consideration of convenience and needs issues includes the parties’ performance under the Community Reinvestment Act of 1977 (the “CRA”), both of which are discussed below.

Banks are subject to the provisions of the CRA. Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such bank’s record in meeting the credit needs of the community served by that bank, including low- and moderate-income neighborhoods. The regulatory agency’s assessment of the bank’s record is made available to the public. Further, such assessment is required of any bank which has applied to:

•	charter a bank,

•	obtain deposit insurance coverage for a newly chartered institution,

•	establish a new branch office that will accept deposits,

•	relocate an office, or

•	merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution

In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the record of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application.

The BHC Act generally prohibits a bank holding company from engaging in activities other than banking, or managing or controlling banks or other permissible subsidiaries, and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. For example, factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and certain insurance underwriting activities have all been determined by regulations of the Federal Reserve to be permissible activities of bank holding companies. Despite prior approval, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.

Gramm-Leach-Bliley Act. Enacted in 1999, The Gramm-Leach-Bliley Act reforms and modernizes certain areas of financial services regulation. The law permits the creation of new financial services holding companies that can offer a full range of financial products under a regulatory structure based on the principle of functional regulation. The legislation eliminates the legal barriers to affiliations among banks and securities firms, insurance companies, and other financial services companies. The law also provides financial organizations with the opportunity to structure these new financial affiliations through a holding company structure or a financial subsidiary. The new law reserves the role of the Federal Reserve Board as the supervisor for bank holding companies. At the same time, the law also provides a system of functional regulation which is designed to utilize the various existing federal and state regulatory bodies.

The law also includes a minimum federal standard of financial privacy. Financial institutions are required to have written privacy policies that must be disclosed to customers. The disclosure of a financial institution’s privacy policy must take place at the time a customer relationship is established and not less than annually during the continuation of the relationship. The act also provides for the functional regulation of bank securities activities. The law repeals the exemption that banks were afforded from the definition of “broker,” and replaces it with a set of limited exemptions that allow the continuation of some historical activities performed by banks. In addition, the act amends the securities laws to include banks within the general definition of dealer. Regarding new bank products, the law provides a procedure for handling products sold by banks that have securities elements. In the area of Community Reinvestment Act activities, the law generally requires that financial institutions address the credit needs of low-to-moderate income individuals and neighborhoods in the communities in which they operate. Bank regulators are required to take the Community Reinvestment Act ratings of a bank or of the bank subsidiaries of a holding company into account when acting upon certain branch and bank merger and acquisition applications filed by the institution. Under the law, financial holding companies and banks that desire to engage in new financial activities are required to have satisfactory or better Community Reinvestment Act ratings when they commence the new activity.

Recent Legislation to Curtail Corporate Accounting Irregularities. On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the “Sarbanes Act”) was enacted. The Securities and Exchange Commission (the “SEC”) has promulgated certain regulations pursuant to the Sarbanes Act and will continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Sarbanes Act. The passage of the Sarbanes Act and the regulations implemented by the SEC subject publicly-traded companies to additional and more extensive reporting regulations and disclosure. Compliance with the Sarbanes Act and corresponding regulations may increase Old Florida’s expenses.

Bank Regulation. Old Florida Bank is chartered under the laws of the State of Florida, and its deposits are insured by the Federal Deposition Insurance Corporation (“FDIC”) to the extent provided by law. Old Florida Bank is subject to comprehensive regulation, examination and supervision by the FDIC and the Florida Department of Financial Services (the “Florida Department”) and to other laws and regulations applicable to banks. Such regulations include limitations on loans to a single borrower and to its directors, officers and employees; restrictions on the opening and closing of branch offices; the maintenance of required capital and liquidity ratios; the granting of credit under equal and fair conditions; and the disclosure of the costs and terms of such credit. Old Florida Bank is examined periodically by the FDIC and the Florida Department, to whom it submits periodic reports regarding its financial condition and other matters. The FDIC and the Florida Department have a broad range of powers to enforce regulations under their jurisdiction, and to take discretionary actions determined to be for the protection and safety and soundness of banks, including the institution of cease and desist orders and the removal of directors and officers. The FDIC and the Florida Department also have the authority to approve or disapprove mergers, consolidations, and similar corporate actions.

There are various statutory limitations on the ability of Old Florida to pay dividends. The FDIC and the Florida Department also have the general authority to limit the dividend payment by banks if such payment may be deemed to constitute an unsafe and unsound practice. For information on the restrictions on the right of Old Florida Bank to pay dividends to Old Florida, see Part II - Item 5 “Market for the Registrant’s Common Equity and Related Stockholder Matters.”

Under federal law, federally insured banks are subject, with certain exceptions, to certain restrictions on any extension of credit to their parent holding companies or other affiliates, on investment in the stock or other securities of affiliates, and on the taking of such stock or securities as collateral from any borrower. In addition, banks are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service.

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) imposed major regulatory reforms, stronger capital standards for savings and loan associations and stronger civil and criminal enforcement provisions. FIRREA also provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with:

•	the default of a commonly controlled FDIC insured depository institution; or

•	any assistance provided by the FDIC to a commonly controlled FDIC insured institution in danger of default.

The FDIC Improvement Act of 1993 (“FDICIA”) made a number of reforms addressing the safety and soundness of deposit insurance funds, supervision, accounting, and prompt regulatory action, and also implemented other regulatory improvements. Annual full-scope, on-site examinations are required of all insured depository institutions. The cost for conducting an examination of an institution may be assessed to that institution, with special consideration given to affiliates and any penalties imposed for failure to provide information requested. Insured state banks also are precluded from engaging as principal in any type of activity that is impermissible for a national bank, including activities relating to insurance and equity investments. The Act also recodified current law restricting extensions of credit to insiders under the Federal Reserve Act.

Also important in terms of its effect on banks has been the deregulation of interest rates paid by banks on deposits and the types of deposit accounts that may be offered by banks. Most regulatory limits on permissible deposit interest rates and minimum deposit amounts expired several years ago. The effect of the deregulation of deposit interest rates generally has been to increase the costs of funds to banks and to make their costs of funds more sensitive to fluctuations in money market rates. A result of the pressure on banks interest margins due to deregulation has been a trend toward expansion of services offered by banks and an increase in the emphasis placed on fee or noninterest income.

Capital Requirements. The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses except for certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. At December 31, 2003, Old Florida Bank’s Tier 1 and total risk-based capital ratios were 12.62% and 13.68%, respectively.

Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. At December 31, 2003, Old Florida Bank’s leverage ratio was 10.99%.

FDICIA contains “prompt corrective action” provisions pursuant to which banks are to be classified into one of five categories based upon capital adequacy, ranging from “well capitalized” to “critically undercapitalized” and which require (subject to certain exceptions) the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes “significantly undercapitalized” or “critically undercapitalized.”

The FDIC has issued regulations to implement the “prompt corrective action” provisions of FDICIA. In general, the regulations define the five capital categories as follows:

•	an institution is “well capitalized” if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level for any capital measures;

•	an institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater;

•	an institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4%;

•	an institution is “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and

•	an institution is “critically undercapitalized” if its “tangible equity” is equal to or less than 2% of its total assets.

The FDIC also, after an opportunity for a hearing, has authority to downgrade an institution from “well capitalized” to “adequately capitalized” or to subject an “adequately capitalized” or “undercapitalized” institution to the supervisory actions applicable to the next lower category, for supervisory concerns.

Generally, FDICIA requires that an “undercapitalized” institution must submit an acceptable capital restoration plan to the appropriate federal banking agency within 45 days after the institution becomes “undercapitalized” and the agency must take action on the plan within 60 days. The appropriate federal banking agency may not accept a capital restoration plan unless, among other requirements, each company having control of the institution has guaranteed that the institution will comply with the plan until the institution has been adequately capitalized on average during each of the three consecutive calendar quarters and has provided adequate assurances of performance. The aggregate liability under this provision of all companies having control of an institution is limited to the lesser of:

•	5% of the institution’s total assets at the time the institution becomes “undercapitalized” or

•	the amount which is necessary, or would have been necessary, to bring the institution into compliance with all capital standards applicable to the institution as of the time the institution fails to comply with the plan filed pursuant to FDICIA.

An “undercapitalized” institution may not acquire an interest in any company or any other insured depository institution, establish or acquire additional branch offices or engage in any new business unless the appropriate federal banking agency has accepted its capital restoration plan, the institution is implementing the plan, and the agency determines that the proposed action is consistent with and will further the achievement of the plan, or the appropriate Federal banking agency determines the proposed action will further the purpose of the “prompt corrective action” sections of FDICIA.

If an institution is “critically undercapitalized,” it must comply with the restrictions described above. In addition, the appropriate Federal banking agency is authorized to restrict the activities of any “critically undercapitalized” institution and to prohibit such an institution, without the appropriate Federal banking agency’s prior written approval, from:

•	entering into any material transaction other than in the usual course of business;

•	engaging in any covered transaction with affiliates (as defined in Section 23A(b) of the Federal Reserve Act);

•	paying excessive compensation or bonuses; and

•	paying interest on new or renewed liabilities at a rate that would increase the institution’s weighted average costs of funds to a level significantly exceeding the prevailing rates of interest on insured deposits in the institution’s normal market areas.

The “prompt corrective action” provisions of FDICIA also provide that in general no institution may make a capital distribution if it would cause the institution to become “undercapitalized.” Capital distributions include cash (but not stock) dividends, stock purchases, redemptions, and other distributions of capital to the owners of an institution.

Additionally, FDICIA requires, among other things, that:

•	only a “well capitalized” depository institution may accept brokered deposits without prior regulatory approval and

•	the appropriate federal banking agency annually examine all insured depository institutions, with some exceptions for small, “well capitalized” institutions and state-chartered institutions examined by state regulators.

FDICIA also contains a number of consumer banking provisions, including disclosure requirements and substantive contractual limitations with respect to deposit accounts.

As of December 31, 2003, Old Florida and Old Florida Bank met the capital requirements of a “well capitalized” institution.

The FDIC has proposed revising its risk-based capital requirements to ensure that such requirements provide for explicit consideration by commercial banks of interest rate risk. Under the proposed rule, a bank’s interest rate risk exposure would be quantified using either the measurement system set forth in the proposal or the bank’s internal model for measuring such exposure, if such model is determined to be adequate by the bank’s examiner. If the dollar amount of a bank’s interest rate risk exposure, as measured by either measurement system, exceeds 1% of the bank’s total assets, the bank would be required under the proposed rule to hold additional capital equal to the dollar amount of the excess. It is anticipated that the regulatory agencies will issue a revised proposed rule for further public comment. Pending issuance of such revised proposal, Old Florida’s management cannot determine what effect, if any, an interest rate risk component would have on the capital of its subsidiary bank.

Enforcement Powers. Congress has provided the federal bank regulatory agencies with an array of powers to enforce laws, rules, regulations and orders. Among other things, the agencies may require that institutions cease and desist from certain activities, may preclude persons from participating in the affairs of insured depository institutions, may suspend or remove deposit insurance, and may impose civil money penalties against institution-affiliated parties for certain violations.

Maximum Legal Interest Rates. Like the laws of many states, Florida law contains provisions on interest rates that may be charged by banks and other lenders on certain types of loans. Numerous exceptions exist to the general interest limitations imposed by Florida law. The relative importance of these interest limitation laws to the financial operations of Old Florida Bank will vary from time to time, depending on a number of factors, including conditions in the money markets, the costs and availability of funds, and prevailing interest rates.

Bank Branching. Banks in Florida are permitted to branch state wide. Such branch banking, however, is subject to prior approval by the FDIC and the Florida Department. Any such approval would take into consideration several factors, including the bank’s level of capital, the prospects and economics of the proposed branch office, and other conditions deemed relevant by the FDIC and the Florida Department for purposes of determining whether approval should be granted to open a branch office.

Change of Control. Federal law restricts the amount of voting stock of a bank holding company and a bank that a person may acquire without the prior approval of banking regulators. The overall effect of such laws is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of Old Florida may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Federal law also imposes restrictions on acquisitions of stock in a bank holding company and a state bank. Under the federal Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company. Upon receipt of such notice, the Federal Reserve may approve or disapprove the acquisition. The Change in Bank Control Act creates a rebuttable presumption of control if a member or group acquires a certain percentage or more of a bank holding company’s or state bank’s voting stock, or if one or more other control factors set forth in the Act are present. Florida law also contains comparable provisions requiring persons to obtain Florida Department approval prior to acquiring indirect control of the state bank through the acquisition of control of its bank holding company.

Interstate Banking. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1996, provides for nationwide interstate banking and branching. Under the law, interstate acquisitions of banks or bank holding companies in any state by bank holding companies in any other state will be permissible one year after enactment. Interstate branching and consolidation of existing bank subsidiaries in different states is permissible. Florida has a law that allows out-of-state bank holding companies (located in states that allow Florida bank holding companies to acquire banks and bank holding companies in that state) to acquire Florida banks and Florida bank holding companies. The law essentially provides for out-of-state entry by acquisition only (and not by interstate branching) and requires the acquired Florida bank to have been in existence for at least three years.

Effect of Governmental Policies. The earnings and businesses of Old Florida and Old Florida Bank are affected by the policies of various regulatory authorities of the United States, especially the Federal Reserve. The Federal Reserve, among other things, regulates the supply of credit and deals with general economic conditions within the United States. The instruments of monetary policy employed by the Federal Reserve for those purposes influence in various ways the overall level of investments, loans, other extensions of credit, and deposits, and the interest rates paid on liabilities and received on assets.

Competition

Old Florida encounters strong competition both in making loans and in attracting deposits. The deregulation of the banking industry and the widespread enactment of state laws which permit multi-bank holding companies as well as an increasing level of interstate banking have created a highly competitive environment for commercial banking. In one or more aspects of its business, Old Florida competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Most of these competitors, some of which are affiliated with bank holding companies, have substantially greater resources and lending limits, and may offer certain services that Old Florida does not currently provide. In addition, many of Old Florida’s non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. Recent federal and state legislation has heightened the competitive environment in which financial institutions must conduct their business, and the potential for competition among financial institutions of all types has increased significantly.

To compete, Old Florida relies upon specialized services, responsive handling of customer needs, and personal contacts by its officers, directors, and staff. Large multi-branch banking competitors tend to compete primarily by rate and the number and location of branches while smaller, independent financial institutions tend to compete primarily by rate and personal service.

Employees

As of December 31, 2003, Old Florida and Old Florida Bank collectively had 51 full-time employees (including executive officers) and seven part-time employees. The employees are not represented by a collective bargaining unit. Old Florida and Old Florida Bank consider relations with employees to be good.

Statistical Profile and Other Financial Data

Reference is hereby made to the statistical and financial data contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for statistical and financial data providing a review of Old Florida’s business activities.

Item 2. Properties

Old Florida Bank’s main banking office is located at 6321 Daniels Parkway, Fort Myers, Florida. Old Florida Bank owns the premises for its main office. Old Florida Bank also operates a full service branch banking office at 24201 Walden Center Drive, Bonita Springs, Florida. The Bank leases the premises for its Bonita Springs branch office under a lease that terminates March 1, 2008. The Bank has three options to renew this lease for an additional five years each. The Bank also has a Naples branch office located at 2325 Vanderbilt Beach Road, Naples, Florida, which is owned by the Bank. The Bank also owns an operations center at 12298 Matterhorn Road. The center houses the Bank’s item processing, accounting and bookkeeping operations. Old Florida believes those properties are suitable for its use. Old Florida believes that these properties are in excellent condition and are adequately covered by insurance.

Item 3. Legal Proceedings

Old Florida and Old Florida Bank are periodically parties to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to their respective businesses. Management does not believe that there is any pending or threatened proceeding against Old Florida or Old Florida Bank which, if determined adversely, would have a material adverse effect on Old Florida’s consolidated financial position.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Old Florida security holders during the fourth quarter of the year ended December 31, 2003.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Old Florida’s Common Stock trades infrequently. Old Florida’s common shares are not listed on any exchange on the NASDAQ. Old Florida’s common shares first became quoted on the Over-the-Counter Electronic Bulletin Board on April 25, 2003. Old Florida’s stock symbol is OFBS. For the first quarter of 2003, and the years 2002, we obtain the high and low bid quotation shown below from Robert W. Baird & Co. These quotations and inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

	2003		2002
	High	Low	High	Low
1st Quarter	$12.50	$9.75	$11.500	$12.00
2nd Quarter	12.50	10.50	12.00	12.00
3rd Quarter	14.00	12.50	12.50	12.50
4th Quarter	14.00	13.25	12.50	12.50

Old Florida had approximately 244 shareholders of record as of December 31, 2003.

Dividends

Old Florida has not paid any cash dividends in the past. Old Florida intends that, for the foreseeable future, it will retain earnings to finance continued growth rather than pay cash dividends on Old Florida Common Stock. If at any time Old Florida’s Board determines to pay dividends on the Old Florida Common Stock, the timing and the extent to which dividends are paid by Old Florida will be determined by such Board in light of then-existing circumstances, including Old Florida’s rate of growth, profitability, financial condition, existing and anticipated capital requirements, the amount of funds legally available for the payment of cash dividends, regulatory constraints and such other factors as the Board determines relevant. The source of funds for payment of dividends by Old Florida will be dividends received from Old Florida Bank. Payments by Old Florida Bank to Old Florida are limited by law and regulations of the bank regulatory authorities. There are various statutory and contractual limitations on the ability of Old Florida Bank to pay dividends to Old Florida. The FDIC and the Florida Department also have the general authority to limit the dividends paid by banks if such payment may be deemed to constitute an unsafe and unsound practice. Under Florida law, after making provisions for a reasonably anticipated future losses on loans and other assets, the board of directors of a bank may declare a dividend of so much of the bank’s aggregate net profits for the current year combined with its retained earnings (if any) for the preceding two years as the board deems appropriate and, with the approval of the Florida Department, may declare a dividend from retained earnings for prior years. No dividends may be paid at a time when a bank’s net earnings from the preceding two years is a loss or which would cause the capital accounts of the bank to fall below the minimum amount required by law, regulation, order or any written agreement with the Florida Department or a federal regulatory agency.

Florida law applicable to companies (including Old Florida) provides that dividends may be declared and paid only if, after giving it effect, (i) the company is able to pay its debts as they become due in the usual course of business, and (ii) the company’s total assets would be greater than the sum of its total liabilities plus the amount that would be needed if the company were to be dissolved at the time of the dividend to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the dividend.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of operations and related financial data are presented herein to assist investors in understanding the financial condition of Old Florida at, and results of operations of Old Florida for the years ended, December 31, 2003 and 2002. This discussion should be read in conjunction with the consolidated financial statements and related footnotes of Old Florida presented elsewhere herein.

Selected Financial Data

(dollars in thousands, except per share data)

	At or For the Years Ended December 31,
	2003	2002
Interest income	$7,347	6,715
Interest expense	2,465	2,835

Net interest income before provision for loan losses	4,882	3,880
Provision for loan losses	—	149

Net interest income after provision for loan losses	4,882	3,731
Noninterest income	843	268
Noninterest expenses	4,842	3,376

Earnings before income taxes	883	623
Income taxes	322	234

Net earnings	$561	389

Per share data:
Basic earnings per share	$.38	.32
Diluted earnings per share	$.37	.32
Cash dividends declared	—	—
Book value at end of period	$11.15	9.84
Common shares outstanding at end of year	1,929,595	1,216,595
Weighted-average common shares outstanding for basic	$1,486,168	1,216,595
Weighted-average common shares outstanding for diluted	$1,512,080	1,230,523
Total assets at end of year	$165,977	108,148
Cash and cash equivalents	$9,948	6,613
Securities available for sale	$15,073	8,934
Securities held to maturity	$981	—
Loans, net	$125,303	87,272
Deposits	$134,576	91,927
Federal Home Loan Bank advances	$6,165	3,360
Stockholders’ equity	$21,518	11,974
Total loans before allowance for loan losses	$126,730	88,237
Allowance for loan losses	$1,427	965
Nonperforming loans	$931	—
Allowance for loan losses as a percentage of end of year total loans	1.12%	1.09%
Allowance for loan losses as a percentage of nonperforming loans	153.3%	—%
Total nonperforming loans as a percentage of total loans	.73%	—%
Total nonperforming loans as a percentage of total assets	.56%	—%
Total nonperforming loans and real estate owned as a percentage of total assets	.56%	—%

General

Old Florida’s principal asset is its ownership of Old Florida Bank. Accordingly, Old Florida’s results of operations are primarily dependent upon the results of operations of Old Florida Bank. Old Florida conducts commercial banking business consisting of attracting deposits from the general public and applying those funds to the origination of commercial, consumer and real estate loans (including commercial loans collateralized by real estate). Old Florida’s profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned and paid on these balances. Net interest income is dependent upon Old Florida’s interest-rate spread which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The interest rate spread is impacted by interest rates, deposit flows, and loan demand. Additionally, and to a lesser extent, Old Florida’s profitability is affected by such factors as the level of noninterest income and expenses, the provision for loan losses, and the effective tax rate. Noninterest income consists primarily of service charges and fees and gains recognized on the sale of loans held for sale. Noninterest expense consists of salaries and employee benefits, occupancy expenses, deposit insurance premiums paid to the FDIC, and other operating expenses.

Liquidity and Capital Resources

Old Florida Bank is required to maintain a liquidity reserve of at least 3% of its net transaction deposit accounts under $45.4 million. Where net transaction deposit accounts exceed $45.4 million, the reserve requirements are $1,164,000 plus 10% of the amount over $45.4 million. The liquidity reserve may consist of cash on hand, cash on demand deposit with other correspondent banks, and other investments and short-term marketable securities as determined by the rules of the bank regulatory agencies, such as federal funds sold and United States securities or securities guaranteed by the United States. As of December 31, 2003 and 2002, Old Florida Bank exceeded its liquidity requirement.

Old Florida’s principal sources of funds are those generated by Old Florida Bank, including net increases in deposits, principal and interest payments on loans, and proceeds from maturities calls and sales of investment securities.

Old Florida uses its capital resources principally to fund existing and continuing loan commitments and to purchase investment securities. At December 31, 2003 and 2002, Old Florida had commitments to originate loans and unused lines of credit totaling $40.6 million and $20.2 million, respectively and standby letters of credit of $567,000 at December 31, 2003. No standby letters of credit were outstanding at December 31, 2002. In addition, scheduled maturities of certificates of deposit during the 12 months following December 31, 2003 and 2002 totaled $36.1 million and $21.5 million, respectively. Management believes that Old Florida has adequate resources to fund all its commitments, that substantially all of its existing commitments will be funded within 12 months and, if so desired, that Old Florida can adjust the rates and terms on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

In accordance with risk capital guidelines issued by the FDIC and Federal Reserve, Old Florida Bank and Old Florida are required to maintain a minimum standard of total capital to risk-weighted assets of 8.0%. Additionally, regulatory agencies require banks and holding companies to maintain a minimum leverage-capital ratio of Tier 1 capital (as defined) to average assets. The leverage-capital ratio ranges from 3.0% to 5.0% based on the bank’s and bank holding company’s rating under the regulatory rating system.

The following table summarizes the regulatory capital levels and ratios for Old Florida Bank:

	Actual Ratios
	Old Florida Bank	Regulatory Requirement
At December 31, 2003:
Total capital to risk-weighted assets	13.68%	8.00%
Tier I capital to risk-weighted assets	12.63%	4.00%
Tier I capital to average assets – leverage ratio	10.99%	4.00%

At December 31, 2002:
Total capital to risk-weighted assets	13.35%	8.00%
Tier I capital to risk-weighted assets	12.30%	4.00%
Tier I capital to average assets – leverage ratio	10.96%	4.00%

Results of Operations

Net interest income before provision for loan losses, which constitutes the principal source of income for Old Florida, represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The principal interest-earning assets are investment securities and loans made to businesses and individuals. Interest-bearing liabilities primarily consist of time deposits, interest-bearing checking accounts (“NOW accounts”), retail savings deposits and money market accounts. Funds attracted by these interest-bearing liabilities are invested in interest-earning assets. Accordingly, net interest income depends upon the volume of average interest-earning assets and average interest-bearing liabilities and the interest rates earned or paid on them.

Net interest income before provision for loan losses was approximately $4,882,000 for the year ended December 31, 2003, compared to $3,880,000 for 2002.

The following table shows selected ratios for the periods ended or at the dates indicated:

	Year Ended December 31,
	2003	2002
Average equity as a percentage of average assets	10.88%	11.44%
Equity to total assets at end of period	12.96%	11.07%
Return on average assets	.44%	.38%
Return on average equity	4.07%	3.32%
Noninterest expense to average assets	3.82%	3.30%

The rates and yields at the dates indicated were as follows:

	Year Ended December 31,
	2003	2002
Loans	6.97%	7.83%
Investment securities	4.50%	5.57%
Other interest-earning assets	.72%	1.03%
All interest-earning assets	6.35%	7.06%
Savings, NOW and money-market deposits	1.27%	1.78%
Time deposits	3.74%	5.02%
Other borrowings	1.33%	1.73%
All interest-bearing	2.48%	3.49%
Interest-rate spread	3.87%	3.57%

The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest and dividend income of Old Florida from interest-earning assets and the resultant average yield; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest/dividend income; (iv) interest-rate spread; and (v) net interest margin. Average balances were based on average daily balances.

	2003			2002
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Interest-earning assets:
Loans	$96,590	6,733	6.97%	$77,430	6,064	7.83%
Securities	12,591	567	4.50	10,333	576	5.57
Other interest-earning assets (1)	6,522	47.72		7,315	75	1.03

Total interest-earning assets	115,703	7,347	6.35	95,078	6,715	7.06

Noninterest-earning assets	11,084			7,297

Total assets	$126,787			$102,375

Interest-bearing liabilities:
Savings, NOW and money-market deposits	45,069	571	1.27	37,156	661	1.78
Time deposits	48,497	1,815	3.74	42,933	2,154	5.02
Other borrowings	5,954	79	1.33	1,157	20	1.73

Total interest-bearing liabilities	99,520	2,465	2.48	81,246	2,835	3.49

Noninterest-bearing liabilities	13,474			9,416
Stockholders’ equity	13,793			11,713

Total liabilities and stockholders’ equity	$126,787			$102,375

Net interest income before provisions for loan losses and interest rate spread (2)		$4,882	3.87%		$3,880	3.57%

Interest rate margin (3)			4.22%			4.08%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.16			1.17

(1)	Includes interest-bearing deposits due from other banks, Federal Home Loan Bank stock and federal funds sold.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by average interest-earning assets.

Comparison of Years Ended December 31, 2003 and 2002

General

Net earnings for the year ended December 31, 2003 was $561,000 or $.38 basic earnings per share and $.37 diluted earnings per share compared to net earnings of $389,000 or $.32 basic and diluted earnings per share for the comparable period in 2002. The increase in Old Florida’s net earnings was primarily due to an increase in net interest income and noninterest income, partially offset by an increase in noninterest expenses.

Interest Income and Expense

Interest income increased to $7.3 million for the year ended December 31, 2003 from $6.7 million for the year ended December 31, 2002. Interest income on loans increased to $6.7 million in 2003 from $6.1 million in 2002 primarily due to an increase in the average loan portfolio balance from $77.4 million for the year ended December 31, 2002 to $96.6 million for 2003 which was partially offset by a decrease in the average yield from 7.83% to 6.97%. Interest income on securities decreased to $567,000 in 2003 from $576,000 in 2002 primarily due to a decrease in the average yield earned from 5.57% in 2002 to 4.5% in 2003 partially offset by an increase in the average securities portfolio balance from $10.3 million for the year ended December 31, 2002 to $12.6 million for 2003. Interest income on other interest-earning assets decreased to $47,000 in 2003 from $75,000 in 2002 primarily due to a decrease in the average balance to $6.5 million in 2003 from $7.3 million in 2002 and a decrease in the average yield to .72% in 2003 from 1.03% in 2002.

Interest expense on deposits was $2.4 million for the year ended December 31, 2003 compared to $2.8 million for 2002. Interest expense on deposits decreased due to an a decrease in the average rate paid from 3.51% in 2002 to 2.55% in 2003 which was offset by an increase in average interest-bearing deposits from $80.1 million in 2002 to $93.6 million in 2003.

Provision for Loan Losses

The provision for loan losses is charged to operations to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by Old Florida, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to Old Florida’s market areas, and other factors related to the collectibility of Old Florida’s loan portfolio. No provision for loan losses was recorded for the year ended December 31, 2003 compared to $149,000 in 2002. The decrease in the provision was due to a decrease in the loan portfolio in 2003 prior to the merger with Marine Bank on August 15, 2003. The allowance for loan losses was $1,427,000 at December 31, 2003. Management believes the allowance was adequate at December 31, 2003.

Noninterest Income

Noninterest income increased to $843,000 for the year ended December 31, 2003 compared to $268,000 for the year ended December 31, 2002. The increase was primarily due to a $298,000 gain on sale of land and $240,000 gain on sale of residential loans held for sale in 2003 compared to no gains recognized in 2002.

Noninterest Expense

Noninterest expense was $4.8 million for the year ended December 31, 2003 compared to $3.4 million for the year ended December 31, 2002. The increase was primarily due to an increase in salaries and employee benefits, data processing and occupancy and equipment. Salaries and employee benefits increased as a result of the acquisition of Marine and an increase in number of employees in the residential lending department during 2003. Data processing increased due to a change in the data processor and the conversion of data from Marine. Occupancy and equipment increased due to the opening of the operations center in 2003 and the acquisition of Marine.

Income Tax Benefit

The income taxes for the year ended December 31, 2003 was approximately $322,000 (an effective rate of 36.5%) compared to approximately $234,000 in 2002 (an effective rate of 37.6%).

Asset/Liability Management

A principal objective of Old Florida’s asset/liability management strategy is to minimize its exposure to changes in interest rates by matching the maturity and repricing horizons of interest-earning assets and interest-bearing liabilities. This strategy is overseen in part through the direction of an Asset and Liability Committee (the “ALCO Committee”) which establishes policies and monitors results to control interest rate sensitivity.

Management evaluates interest rate risk and then formulates guidelines regarding asset generation and repricing, funding sources and pricing, and off-balance sheet commitments in order to maintain interest rate risk within target levels for the appropriate level of risk which are determined by the ALCO Committee. The ALCO Committee uses internally generated reports to measure the Bank’s interest rate sensitivity. From these reports, the ALCO Committee can estimate the net earnings effect of various interest rate scenarios.

As a part of Old Florida’s interest rate risk management policy, the ALCO Committee examines the extent to which its assets and liabilities are “interest rate sensitive” and monitors the bank’s interest rate sensitivity “gap.” An asset or liability is considered to be interest rate sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate sensitivity gap is the difference between interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If the repricing of each bank’s assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

A simple interest rate “gap” analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, the ALCO Committee also evaluates how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or period of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as “interest rate caps”) which limit changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment (on loans) and early withdrawal (of deposit accounts) levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease in the event of an interest rate increase.

Management’s strategy is to maintain a balanced interest rate risk position to protect its net interest margin from market fluctuations. To this end, the ALCO Committee reviews, on a monthly basis, the maturity and repricing of assets and liabilities. Old Florida’s cumulative one-year gap at December 31, 2003, was a positive 18,657,000 (or 11.2%) of total assets.

Principal among Old Florida’s asset/liability management strategies has been the emphasis on managing its interest rate sensitive liabilities in a manner designed to attempt to reduce Old Florida’s exposure during periods of fluctuating interest rates. Management believes that the type and amount of Old Florida’s interest rate sensitive liabilities may reduce the potential impact that a rise in interest rates might have on Old Florida’s net interest income. Old Florida seeks to maintain a core deposit base by providing quality services to its customers without significantly increasing its cost of funds or operating expenses. Old Florida’s demand, money market, and NOW deposit accounts approximated 52.4% and 50.1% of total deposits at December 31, 2003 and 2002, respectively. Management anticipates that these accounts will continue to comprise a significant portion of Old Florida’s total deposit base. Old Florida also maintains a portfolio of liquid assets in order to reduce its overall exposure to changes in market interest rates. At December 31, 2003 and 2002, approximately 6.0% and 6.1%, respectively, of Old Florida’s total assets consisted of cash and due from banks, interest bearing deposits with banks, and federal funds sold. Old Florida also maintains a “floor,” or minimum rate, on certain of its floating or prime based loans. These floors allow Old Florida to continue to earn a higher rate when the floating rate falls below the established floor rate.

The following table sets forth certain information relating to Old Florida’s interest-earning assets and interest-bearing liabilities at December 31, 2003 that are estimated to mature or are scheduled to reprice within the period shown:

	Under 3 Months	3 to 12 Months	1-5 Years	Over 5 Years	Totals
	(Dollars in thousands)
Interest bearing deposits with banks	$260	—	—	—	260
Federal funds sold	4,449	—	—	—	4,449
Loans (1)	97,958	7,840	19,812	1,474	127,084
Securities (3)	1,330	3,600	9,859	1,873	16,662

Total rate-sensitive assets (earning assets)	$103,997	11,440	29,671	3,347	148,455

Money market (2)	31,006	—	—	—	31,006
Savings and NOW deposits (2)	26,645	—	—	—	26,645
Certificates of deposit (2)	9,611	26,518	27,871	—	64,000
Other borrowings	3,000	—	—	3,165	6,165

Total rate-sensitive liabilities	$70,262	26,518	27,871	3,165	127,816

Gap (repricing differences)	$33,735	(15,078)	1,800	182	20,639

Cumulative Gap	$33,735	18,657	20,457	20,639	20,639

Cumulative GAP/total assets	20.3%	11.2%	12.3%	12.4%	12.4%

Cumulative GAP/total earning assets	22.7%	12.6%	13.8%	13.9%	13.9%

Total assets					$165,977

Total earning assets					$148,455

(1)	In preparing the table above, adjustable-rate loans were included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans were scheduled according to their contractual maturities.
(2)	Excludes noninterest-bearing deposit accounts. Money market, NOW, and savings deposits were regarded as maturing immediately. All other time deposits were scheduled through the maturity dates.
(3)	Securities were scheduled based on their remaining maturity or repricing frequency. Mortgage-backed securities are scheduled over five years. Securities include Federal Home Loan Bank stock.

Rate/Volume Analysis

The following table sets forth certain information regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in rate (change in rate multiplied by prior volume); (2) changes in volume (change in volume multiplied by prior rate) and (3) changes in rate-volume (change in rate multiplied by change in volume).

	Year Ended December 31, 2003 vs. 2002 Increase (Decrease) Due to
	Rate	Volume	Rate/ Volume	Total
	(In thousands)
Interest-earning assets:
Loans	$(666)	1,500	(165)	669
Securities	(119)	138	(28)	(9)
Other interest-earning assets	(21)	(10)	3	(28)

Total	(806)	1,628	(190)	632

Interest-bearing liabilities:
Deposits:
Savings, NOW and money-market deposits	(189)	141	(42)	(90)
Time deposits	(550)	279	(68)	(339)
Other borrowings	(5)	83	(19)	59

Total	(744)	503	(129)	(370)

Net change in net interest income	$(62)	1,125	(61)	1,002

Financial Condition

Lending Activities

A significant source of income for Old Florida is the interest earned on loans. At December 31, 2003, Old Florida’s total assets were $166.0 million and its net loans were $125.3 million or 75.5% of total assets. At December 31, 2002, Old Florida’s total assets were $108.1 million and its net loans were $87.3 million or 80.8% of total assets.

Old Florida Bank’s primary market area consists of Lee County, Florida. Lee County is located on the Southwest coast of Florida. Lee County offers recreational facilities, cultural events, resorts, commercial office parks, residential developments, major transportation routes, shopping centers, and entertainment areas. Business and entertainment service industries, retail trade, government, construction, real estate, finance/insurance, health care and transportation/communication/utility form the basis for the area’s business economy. Although not important as it once was, agricultural remains a part of the area’s industry, with citrus crops, nurseries and vegetables making up the bulk of the agriculture business.

There is no assurance that the Bank’s market area will continue to experience economic growth. Adverse conditions in any one or more of the industries operating in such markets or slow-down in general economic conditions could have an adverse effect on Old Florida.

Lending activities are conducted pursuant to a written policy which has been adopted by Old Florida. Each loan officer has defined lending authority beyond which loans, depending upon their type and size, must be reviewed and approved by a loan committee comprised of certain directors of Old Florida Bank.

The following table sets forth information concerning Old Florida’s loan portfolio by type of loan at the dates indicated (dollars in thousands):

	At December 31,
	2003		2002
	Amount	% of Total	Amount	% of Total
Commercial	$8,159	6.4%	$3,778	4.3%
Commercial real estate	101,750	80.1	78,928	89.2
Residential real estate	11,184	8.8	4,370	4.9
Installment	4,484	3.5	650.7
Home equity	1,507	1.2	807.9

Total loans	127,084	100.0%	88,533	100.0%

Less: Net deferred loan and commitment fees and costs	(354)		(296)
Less: Allowance for loan losses	(1,427)		(965)

Loans, net	$125,303		$87,272

The following table reflects the contractual principal repayments by period of Old Florida’s loan portfolio at December 31, 2003 (in thousands):

	1 Year or Less	1 Through 5 Years	After 5 Years	Total
Commercial	$1,630	2,647	3,882	8,159
Commercial real estate	20,343	33,024	48,383	101,750
Residential real estate	1,177	1,378	8,629	11,184
Installment	448	1,707	2,329	4,484
Home equity	164	253	1,090	1,507

Total loans	$23,762	39,009	64,313	127,084

Loans with maturities over one year:
Fixed rate				$48,064
Variable rate				55,258

Total maturities greater than one year				$103,322

Asset Quality

Management seeks to maintain a high quality of assets through conservative underwriting and sound lending practices. The majority of the loans in Old Florida’s loan portfolio are collateralized by real estate mortgages. As of December 31, 2003 and 2002, approximately 88.9% and 94.1%, respectively, of the total loan portfolio was collateralized by real estate of which 80.1% and 89.2% of the total loan portfolio was secured by commercial real estate as of December 31, 2003 and 2002, respectively. The level of delinquent loans and real estate owned also is relevant to the credit quality of a loan portfolio. As of December 31, 2003 the Bank had $931,000 of nonperforming loans and no real estate owned. At December 31 2002, the Bank had no nonperforming assets.

In an effort to maintain the quality of the loan portfolio, management seeks to minimize higher risk types of lending. In view of the relative significance of real estate related loans, a downturn in the value of the real estate could have an adverse impact on Old Florida’s profitability. However, as part of its loan portfolio management strategy, Old Florida generally limits its loans to a maximum of 80% of the value of the underlying real estate as determined by appraisal. In addition, knowledgeable members of management make physical inspections of properties being considered for mortgage loans.

Commercial loans also entail risks since repayment is usually dependent upon the successful operation of the commercial enterprise. They also are subject to adverse conditions in the economy. Commercial loans are generally riskier than mortgage loans because they are typically underwritten on the basis of the ability to repay from the cash flow of a business rather than on the ability of the borrower or guarantor to repay. Further, the collateral underlying a commercial loan may depreciate over time, cannot be appraised with as much precision as real estate, and may fluctuate in value based on the success of the business.

The repayment of installment loans and other loans to individuals is closely linked to the economic conditions of the communities in which Old Florida operates (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Lending Activities”). For the most part, these local economies enjoy diverse labor forces. The majority of these installment loans are secured by collateral which limits, to a degree, any loss Old Florida would suffer upon default.

Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. Old Florida, on a routine basis, monitors these concentrations in order to consider adjustments in its lending practices to reflect economic conditions, loan to deposit ratios, and industry trends. Concentrations of loans in the following categories constituted the total loan portfolio as of December 31, 2003:

Commercial	6.4%
Commercial real estate	80.1%
Residential real estate	8.8%
Installment	3.5%
Home equity	1.2%

100.0%

The Loan Committee of the Board of Directors of Old Florida Bank concentrates its efforts and resources, and that of its senior management and lending officers, on loan review and underwriting procedures. Internal controls include ongoing reviews of loans made to monitor documentation and the existence and valuations of collateral. In addition, management of Old Florida has established a review process with the objective of identifying, evaluating, and initiating necessary corrective action for marginal loans. The goal of the loan review process is to address classified and nonperforming loans as early as possible.

Classification of Assets

Generally, interest on loans accrues and is credited to income based upon the principal balance outstanding. It is management’s policy to discontinue the accrual of interest income and classify a loan as nonaccrual when principal or interest is past due 90 days or more and the loan is not adequately collateralized, or when in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. Installment loans are generally charged-off after 90 days of delinquency unless adequately collateralized and in the process of collection. Loans are not returned to accrual status until principal and interest payments are brought current and future payments appear reasonably certain. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent payments received are applied to the outstanding principal balance.

Real estate acquired by Old Florida as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate. Foreclosed real estate is recorded at the lower of cost or fair value less estimated selling costs, and the estimated loss, if any, is charged to the allowance for loan losses at the time it is transferred to foreclosed real estate. Further allowances for losses in foreclosed real estate are recorded at the time management believes additional deterioration in value has occurred.

Management has adopted SFAS No. 114, which considers a loan to be impaired if it is probable that Old Florida will be unable to collect all amounts due under the contractual terms of the loan agreement. If a loan is considered impaired, its value generally should be measured based on the present value of expected cash flows discounted at the loan’s effective interest rate. As a practical expedient, however, the loan’s value may be based on:

•	the loan’s market price; or

•	the fair value of the loan’s collateral, less discounted estimated costs to sell, if the collateral is expected to be the sole source of repayment.

If the value of the loan is less than the recorded investment in the loan, a loss is recognized by recording a valuation allowance and a corresponding increase to the provision for loan losses charged to operating expenses.

Situations may occur where:

•	Old Florida receives physical possession of a debtor’s assets regardless of whether formal foreclosure proceedings have been initiated or completed; or

•	the debtor has effectively surrendered control of the underlying collateral in contemplation of foreclosure.

These situations are referred to as “in-substance foreclosures.” SFAS No. 114 recognizes the practical problems of accounting for the operation of an asset the creditor does not possess, and states that a loan for which foreclosure is probable should continue to be accounted for as a loan.

At December 31, 2003, $931,000 were considered by management to be impaired. There were no impaired loans identified by management in 2002.

There were $931,000 of nonaccrual loans or loans over 90 days delinquent at December 31, 2003. There were no nonaccrual loans or loans over 90 days delinquent at December 31, 2002. There was no foreclosed real estate at December 31, 2003 or 2002.

Allowance for Credit Losses

In originating loans, Old Florida recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for the loan as well as general economic conditions. It is management’s policy to attempt to maintain an adequate allowance for loan losses based on, among other things, Old Florida’s historical loan loss experience, evaluation of economic conditions and regular reviews of any delinquencies and loan portfolio quality. Specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the collateral for the loan.

Management recognizes the greater inherent risks in connection with commercial and consumer lending. See “management’s Discussion and Analysis of Financial Condition and Results of Operations - Provision for Credit Losses.”

Management continues to actively monitor Old Florida’s asset quality and to charge-off loans against the allowance for loan losses when appropriate or to provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the initial determinations. Old Florida’s allowance for loan losses at December 31, 2003 and 2002 was approximately $1,427,000 and $965,000, respectively. Management believes that the allowance for loan losses was adequate at December 31, 2003.

The following table sets forth information with respect to activity in Old Florida’s allowance for loan losses during the periods indicated (dollars in thousands):

	Year Ended December 31,
	2003	2002
Allowance at beginning of period	$965	825

Charge offs:
Commercial	(100)	—
Commercial real estate	—	—
Residential real estate	—	—
Installment	(7)	—
Home equity	—	(9)

Total charge-offs	(107)	(9)

Recoveries:
Commercial	—	—
Commercial real estate	—	—
Residential real estate	—	—
Installment	—	—
Home equity	3	—

Total recoveries	3	—

Provision for loan losses charged to operations	—	149

Allowance recorded in connection with Marine acquisition	566	—

Allowance at end of period	$1,427	965

Ratio of net charges-offs during the period to average loans outstanding during the period	.11%	.01%

Allowance for loan losses as a percentage of nonperforming loans	153.28%	N/A

The following table presents information regarding the Old Florida’s total allowance for losses as well as the allocation of such amounts to the various categories of loans (dollars in thousands):

	At December 31,
	2003		2002
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Commercial	$561	6.4%	$89	4.3%
Commercial real estate	758	80.1	714	89.2
Residential real estate	55	8.8	70	4.9
Installment	45	3.5	38.7
Home equity	8	1.2	54.9

Total allowance for loan losses	$1,427	100.0%	$965	100.0%

The allowance for loan losses represented 1.12% of the total loans outstanding as of December 31, 2003, compared with 1.09% of the total loans outstanding as of December 31, 2002.

Investment Securities

Old Florida’s investment securities portfolio at December 31, 2003 and 2002, consisted of United States Government agency obligations collateralized mortgage obligations and mortgage-backed securities. The following table sets forth the current value of Old Florida’s investment portfolio at the dates indicated (in thousands):

	At December 31,
	2003	2002
Available for Sale:
Investment securities:
U.S. Government agency securities	$2,006	2,008
Collateralized mortgage obligations	5,012	1,341
Mortgage-backed securities	8,055	5,585

Total	$15,073	8,934

Held to Maturity-
U.S. Government agency security	$981	—

The following table sets forth, by maturity distribution, certain information pertaining to the investment securities portfolio as follows:

	One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years		Total
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield
At December 31, 2003:
U.S. Government agency securities	$—	—%	$1,722	3.31%	$780	3.22%	$485	4.38%	$2,987	3.46%
Collateralized mortgage obligations	—	—	—	—	—	—	—	—	5,012	4.31
Mortgage-backed securities	—	—	—	—	—	—	—	—	8,055	5.11

	$—	—%	$1,722	3.31%	$780	3.22%	$485	4.38%	$16,054	4.55%

At December 31, 2002:
U.S. Government agency securities	$—	—%	$995	5.42%	$1,013	5.05%	$—	—%	$2,008	5.24%
Collateralized mortgage obligations	—	—	—	—	—	—	—	—	1,341	4.16
Mortgage-backed securities	—	—	—	—	—	—	—	—	5,585	5.15

	$—	—%	$995	5.42%	$1,013	5.05%	$—	—%	$8,934	5.02%

Deposit Activities

Deposits are the major source of Old Florida’s funds for lending and other investment purposes. Deposits are attracted principally from within Old Florida’s primary market area through the offering of a broad variety of deposit instruments including checking accounts, money market accounts, regular savings accounts, term certificate accounts (including “jumbo” certificates in denominations of $100,000 or more) and retirement savings plans.

Maturity terms, service fees and withdrawal penalties are established by Old Florida on a periodic basis. The determination of rates and terms is predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

FDIC regulations limit the ability of certain insured depository institutions to accept, renew, or rollover deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institutions’ normal market area. Under these regulations, “well capitalized” depository institutions may accept, renew, or rollover deposits at such rates without restriction, “adequately capitalized” depository institutions may accept, renew or rollover deposits at such rates with a waiver from the FDIC (subject to certain restrictions on payments of rates), and “undercapitalized” depository institutions may not accept, renew or rollover deposits at such rates. The regulations contemplate that the definitions of “well capitalized,” “adequately capitalized” and

“undercapitalized” will be the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of applicable law. See “Business - Supervision and Regulation — Capital Requirements.” As of December 31, 2003, Old Florida Bank met the definition of a “well capitalized” depository institution.

The following table shows the distribution of, and certain other information relating to, Old Florida’s deposit accounts by type (dollars in thousands):

	December 31,
	2003		2002
	Amount	% of Deposit	Amount	% of Deposit
Noninterest-bearing demand deposits	$12,925	9.6%	$7,206	7.8%
Savings, NOW and money-market deposits	57,651	42.8	38,839	42.3

Subtotal	70,576	52.4	46,045	50.1

Certificates of deposit:
2.00% - 2.99%	16,728	12.4	2,222	2.4
3.00% - 3.99%	27,244	20.2	14,958	16.3
4.00% - 4.99%	16,845	12.5	16,007	17.4
5.00% - 5.99%	2,623	2.0	5,670	6.2
6.00% - 6.99%	305.3		7,025	7.6
7.00% - 7.99%	255.2		—	—

Total certificates of deposit (1)	64,000	47.6	45,882	49.9

Total deposits	$134,576	100.0%	$91,927	100.0%

(1)	There were individual retirement accounts (“IRAs”) at December 31, 2003 of approximately $4,408,000. There were approximately $3,644,000 of IRA accounts at December 31, 2002.

The following tables show the average amount outstanding and the average rate paid on each of the following deposit account categories during the periods indicated (dollars in thousands):

	Years Ended December 31,
	2003		2002
	Average Balance	Average Rate	Average Balance	Average Rate
Savings, NOW and money-market deposits	$45,069	1.27%	$37,156	1.78%
Time deposits	48,497	3.74	42,933	5.02

Total deposits	$93,566	2.55%	$80,089	3.51%

Old Florida does not have a concentration of deposits from any one source, the loss of which would have a material adverse effect on Old Florida. Management believes that substantially all of Old Florida’s depositors are residents in its primary market area. Old Florida currently does not accept brokered deposits. As shown in the tables below, a significant amount of Old Florida’s certificates of deposit will mature during the year ending December 31, 2003. The high volume of maturities during this period is primarily due to customer demand for certificates of deposit having original maturities of 12 months or less. Based upon current and anticipated levels of interest rates and past practice, Old Florida management anticipates that substantially all of Old Florida’s certificates of deposit maturing during this time period will be renewed or replaced by certificates of deposit issued to other customers at competitive market rates, which may be higher or lower than the rates currently being paid. Consequently, Old Florida management does not believe that the maturity of Old Florida’s certificates of deposit during the year ending December 31, 2003, will have a material adverse effect on Old Florida’s liquidity. However, if Old Florida is required to pay substantially higher rates to obtain the renewal of these or other certificates of deposit or alternative sources of funds, the higher net interest expense could have a material adverse effect on Old Florida’s net earnings.

The following tables present by various interest rate categories the amounts of certificates of deposit at December 31, 2003 which mature during the period indicated (dollars in thousands):

	Due Under Three Months	Due 3 Months to 12 Months	Due 1 Year to 3 Years	Due Over 3 Years	Total
At December 31, 2003:
2.00% - 2.99%	$6,769	9,886	73	—	16,728
3.00% - 3.99%	4,197	12,171	8,539	2,337	27,244
4.00% - 4.99%	—	2,957	8,202	5,686	16,845
5.00% - 5.99%	—	—	2,110	513	2,623
6.00% - 6.99%	—	149	156	—	305
7.00% - 7.99%	—	—	255	—	255

Total certificates of deposit	$10,966	25,163	19,335	8,536	64,000

Jumbo certificates ($100,000 and over) mature as follows (dollars in thousands):

	At December 31,
	2003	2002
Due in three months or less	$4,304	4,021
Due from three months to one year	12,262	6,571
Due from twelve months to five years	13,207	11,287

	$29,773	21,879

Impact of Inflation and Changing Prices

The financial statements and related financial data concerning Old Florida presented in this Proxy Statement have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on the operations of Old Florida is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant impact on the performance of a financial institution than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

Item 7. Financial Statements

The financial statements of Old Florida as of and for the years ended December 31, 2003 and 2002 are set forth in this Form 10-KSB as Exhibit 13.1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 8A. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial officers of the Company concluded that the Company’s disclosure controls and procedures were adequate.

(b)	Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

PART III

Item 9. Directors and Executive Officers of the Registrant

Board of Directors

The following table gives information concerning the individuals who are the members of the board of directors of Old Florida.

Name	Age	Position(s) Held with Old Florida and Old Florida Bank	Director of Old Florida Continuously Since	Term Expires In
Charles C. Bundschu III	52	Director	1988	2006
Joseph E. D’Jamoos	70	Director	1988	2006
Frank H. Galeana	73	Director and Chairman	1988	2004
Elmo J. Hurst	72	Director	1988	2004
Karl L. Johnson	50	Director	1988	2005
Larry W. Johnson	48	Director, President and CEO	1988	2005
Pierce T. Neese	63	Director	2003	2004
William L. McDaniel, Jr.	41	Director	2003	2004
Nicholas J. Panicaro	50	Director, Executive V.P. & CFO	2001	2005

Executive Officers

The following table lists the names and ages of the executive officers of Old Florida and the positions presently held by those individuals. The board of directors may remove any of the executive officers at any-time.

Name	Age	Positions Held with Old Florida and Old Florida Bank
Larry W. Johnson	48	President & Chief Executive Officer
Nicholas J. Panicaro	50	Executive Vice President & CFO
Perry Barbee	48	Executive Vice President

Old Florida has a Code of Ethics that applies to its principal executive officer and principal financial officer (who is also its principal accounting officer), a copy of which is included with this Form 10-KSB as Exhibit 14.

Business Experience of Directors and Executive Officers

Perry Barbee became an Executive Vice President of Old Florida Bank on March 3, 2003. Old Florida hired Mr. Barbee to act as its Naples Area President to manage its business in the Naples, Florida market area. Mr. Barbee has 26 years of experience in commercial banking. From 1998 to 2003 Mr. Barbee was Senior Vice-President/Site Manager for the Commercial Loan Service Center of the Southeast Region of the United States for Bank of America. From 1991 to 1998 Mr. Barbee served as the Senior Vice President/Senior Credit Policy Officer for Barnett Bank, NA, for the Naples and Fort Myers areas.

Charles C. Bundschu III has been President and Chief Executive Officer of Bundschu Kraft, Inc., a privately held general contractor and real estate development company doing business in Southwest Florida, since 1979. Mr. Bundschu holds Florida licenses as a professional engineer and real estate broker. Mr. Bundschu is a Florida Class A General Contractor. Mr. Bundschu was a director of South Florida Bank from 1988 to 1997.

Joseph E. D’Jamoos has been engaged in commercial real estate development in Southwest Florida since 1998, primarily through his companies, JED of Southwest Florida, Inc. and D’Jamoos/Jerulle Construction Co., LLC for the past twenty-five years. Mr. D’Jamoos has also been an investor in and developer of a number of industrial and commercial parks and retail facilities in New England and Southwest Florida.

Frank H. Galeana has been the owner and President of Galeana Automotive Group, which owns and operates various automobile dealerships and a rental car agency, since 1971. These include VanDyke Dodge, Inc., Saturn of Warren and Saturn of Lakeside, all in the Detroit, Michigan area, Galeana Chrysler-Plymouth-Jeep in Columbia, South Carolina, Galeana Chrysler-Plymouth-Jeep and Galeana Pontiac-Isuzu in Fort Myers, Florida, and Thrifty Rent-A-Car for Southwest Florida.

Elmo J. Hurst has been Chairman and Chief Executive Officer of Almega-Truflex, Inc. since 1995. Almega- manufactures electrical harnesses and power cords and is located in Breman, Indiana. Mr. Hurst has been Chairman and Chief Executive Officer of Fredrickson Fire Equipment Service Company since 1997. Fredrickson sells and services fire equipment and is located in Bensonville, Illinois. Mr. Hurst has been Chairman and Chief Executive Officer of Mountain State Home Health Service, Inc. since 1998. Mountain State Home Health Service provides home health care services and is located in Beckley, West Virginia. Mr. Hurst has been the sole shareholder of Elex, Inc., an equipment leasing company in Beckley, West Virginia, since 1974. Mr. Hurst has been a director of various banks since 1972. From 1994 to 1997, Mr. Hurst was a director of Bank One, West Virginia.

Karl L. Johnson is an attorney practicing law in Florida. Mr. Johnson has been the managing partner of Nuckolls, Johnson & Belcher, PA, a Fort Myers, Florida based law firm, since 1987.

Larry W. Johnson has over 25 years commercial banking experience. Since 1998 Mr. Johnson has been President and Chief Executive Officer of Old Florida Bank and, since its organization as a financial holding company to own Old Florida Bank in 200 1, President and Chief Executive Officer of Old Florida. From 1996 until joining Old Florida Bank, Mr. Johnson was Executive Vice President and Senior Loan Officer at Mercantile Bank of Southwest Florida, where he managed all lending activities at that bank.

Pierce T. Neese has over 30 years experience in commercial banking. Mr. Neese was Chairman of Marine and Marine National Bank prior to its acquisition by Old Florida. Mr. Neese is President of United Security Bancshares, Inc., the bank holding company for United Security Bank, with offices in Spartan and Woodstock, Georgia, where he has been Chairman since 1974. Mr. Neese was President of Etowan Bank in Canton, Georgia, until its acquisition by BB&T in 1999. Mr. Neese has also been President of PTN Consulting Co., which provides bank consulting services, since 1998.

William L. McDaniel, Jr. was a director of Marine since its organization in 1999 until its acquisition by Old Florida. Mr. McDaniel has been President of Big Island Excavating, Inc., based in Naples, Florida since 1999. Big Island Excavating is a mining and excavating company primarily engaged in selling aggregate and other materials in Southwest Florida. Mr. McDaniel is also a Florida licensed real estate broker and has been President and owner of The Realty Company since 1987. The Realty Company is primarily engaged in commercial real estate acquisition, development and sale.

Nicholas J. Panicaro has over 30 years experience in either operations or finance positions with commercial banks. Since 1998 Mr. Panicaro has been Executive Vice President and Chief Financial Officer of Old Florida Bank and, since its organization as a financial holding company to own Old Florida Bank in 2001, Executive Vice President and Chief Financial Officer of Old Florida. From 1988 to November 1997, Mr. Panicaro was Executive Vice President, Chief Operating Officer and a director of First National Bank of Southwest Florida, where he managed all operations and finance matters for that bank.

Item 10. Executive Compensation

General

The following information relates to compensation of management for the years ended December 31, 2003, 2002 and 2001, unless otherwise noted below.

Executive Compensation

The following table sets forth the annual and long-term compensation for Old Florida’s Chief Executive Officer and the only other executive officer with salary and bonus exceeding $ 100,000 for 2003, as well as the total compensation paid to each individual during the last three fiscal years.

Summary Compensation Table

	Annual Compensation			Long-Term Compensation Awards	All Other Compensation ($) (1)
Name and Principal Position	Year	Salary (5)	Bonus ($)	Securities Underlying Options (#)
Larry W. Johnson, President and Chief Executive Officer	2003 2002 2001	160,000.00 145,200.00 132,000.00	16,000.00 14,520.00 13,200.00	-0- 2,500 1,396	5,280 4,792 4,356

Nicholas J. Panicaro Executive Vice President and Chief Financial Officer	2003 2002 2001	120,000.00 108,900.00 99,000.00	12,000.00 10,890.00 9,900.00	-0- 2,500 0	1,800 1,797 1,634

(1)	The amounts shown in this column for the most recently completed fiscal year were derived from 401(k) matching contributions in the amount of $5,280 for Mr. Johnson and $1,800 for Mr. Panicaro.

Option/SAR Grants in Last Fiscal Year

Individual Grants

	Number of Securities Underlying Options/SARs Granted (#)(1)	Percent f Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)(2)	Expiration Date
Larry W. Johnson	2,500	17%	$12.50	12/16/2012
Nicholas J. Panicaro	2,500	17%	$12.50	12/16/2012

(1)	All 2003 options shown in the above table were under the Officers’ and Employees’ Stock Option Plan. Options become exercisable in increments of 33% per year and vest fully on December 16, 2005.
(2)	All options were granted with an exercise price of 100% of the fair market value on the date of the grant.

Option Exercises and Year-End Value Table

The following table presents information about stock options exercised during 2003 and unexercised stock options at December 31, 2003 for the two named executive officers.

Option Exercises and Year-End Value Table

Aggregated Option Exercises in 2002 and Fiscal Year-End Option Values

Name	Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Unexercised Options December 31, 2003 (#)	Value of Unexercised In-the-Money options at December 31, 2003 ($)
			Exercisable/Unexercisable	Exercisable/Unexercisable
Larry W. Johnson	0	0	29,751 / 6,145	$73,686 / $7,710
Nicholas J. Panicaro	0	0	15,000 / 2,000	$37,500 / 0

Old Florida Bank Officers’ and Employees’ Stock Option Plan

Old Florida and its shareholders have adopted the Old Florida Bank Officers’ and Employees’ Stock Option Plan. A total of 100,000 common shares have been reserved for issuance under the plan, subject to adjustment if Old Florida’s capitalization changes as a result of a stock split, stock dividend, recapitalization, merger or similar event. A total of 33,439 common shares remain available for the grant of options under the Plan. The plan provides for the award of stock options to any Old Florida employee designated by a committee of Old Florida’s Board consisting of nonemployee directors, which administers the plan. The committee’s authority includes the power to (a) determine who will receive stock options under the plan, (b) establish the terms and conditions of stock options (other than the schedule on which options become exercisable), (c) determine the amount and the award, and whether the options are incentive stock options or nonqualified stock options, (d) interpret the plan, and (e) administer the plan.

Stock options awarded under the plan have terms of up to 10 years and may be incentive or nonqualifted stock options, meaning stock options that do not qualify under Section 422 of the Internal Revenue Code for the special tax treatment available for qualified, or “incentive”, stock options. All stock option awards made to date are incentive stock options. The exercise price of incentive stock options may not be less than the fair market value of Old Florida’s common stock on the date of grant. The plan provides that the exercise price of the option granted under the plan will be the greater of fair market value on the date of grant or $ 10.00.

The plan provides for the vesting of the right to exercise all options awarded under the plan as follows: (i) thirty-three percent of the shares covered by the option may be acquired one year after the grant of the option; (ii) sixty-six percent of the shares covered by the option may be acquired two years after the grant of the option; and (iii) the option is fully vested three years from the date of the grant of the option. The plan provides for acceleration of the vesting of the options in the event of a change in control of Old Florida.

An option holder whose service terminates because of retirement, death, or disability has 90 days after termination within which he or his estate may exercise options, forfeiting any options not exercised by the end of 90 days from termination. An option holder whose service is terminated for any other reason, with or without cause, forfeits all unexercised stock options.

Employment Agreements with Executives

Old Florida Bank has employment agreements with Messrs. Johnson and Panicaro. These agreements were entered into in January 2000, are three years in duration and are renewable each year thereafter unless terminated by either the executive or Old Florida Bank. The Agreements have been renewed. The Agreements provide for base compensation, determined in the discretion of the board of directors or, in the case of Mr. Panicaro, by the President and Chief Executive Officer, benefits and insurance, vacation, reimbursement of business expenses and a car allowance, to be paid or provided to the executive for the performance of their duties. If the executive’s employment is terminated by Old Florida Bank other than for cause, or by the executive due to a breach of the agreement by the Bank or a significant reduction in the executive’s job at the Bank, the agreements obligate the Bank to make continuing salary and bonus payments to the Bank and to continue medical and life insurance for the greater of the duration of the agreement or one year. The agreements also provide for the payment to the executives of cash lump sum payments of two times their annual salary (including bonuses) if the executive’s employment is terminated after a change in control of the Bank, or if the executive voluntarily terminates his employment within one year following a change in control of the Bank.

Director Compensation

Directors of Old Florida receive a monthly retainer of $500.00 to compensate them for their services as a director.

Old Florida Bank Directors’ Stock Option Plan

Nonemployee directors have received grants of stock options under the Old Florida Bank Directors’ Stock Option Plan.

A total of 100,000 common shares were reserved for issuance under the plan, subject to adjustment if Old Florida’s capitalization changes as a result of a stock split, stock dividend, recapitalization, merger or similar event. Outstanding options have been awarded covering all common shares reserved for issuance under the Plan. No options were awarded under the plan during 2002. The plan provides for the award of nonqualified stock options to Old Florida directors designated by a committee of Old Florida’s Board consisting of non employee directors, which administers the plan. The committee’s authority includes the power to (a) determine who will receive stock options under the plan, (b) establish the terms and conditions of stock options (other than the schedule on which options become exercisable), (c) determine the amount and the awards, (d) interpret the plan, and (e) administer the plan.

Stock options awarded under the plan have terms of up to 10 years and are nonqualified stock options, meaning stock options that do not qualify under Section 422 of the Internal Revenue Code for the special tax treatment available for qualified, or “incentive,” stock options. The plan provides that the exercise price of all options granted under the plan will be the greater of fair market value on the date of grantor $10.00. Provisions as to vesting of the right to exercise options, including acceleration of vesting in the event of a change in control of Old Florida, are the same as in the Old Florida Officers’ and Employees’ Stock Option Plan.

An option holder whose service terminates because of retirement, death or disability,. has 90 days after termination within which he or his estate may exercise options, forfeiting any options not exercised by the end of 90 days from termination. An option holder whose service is terminated for any other reason, with or without cause, forfeits all unexercised stock options.

Certain Transactions

Directors and executive officers of Old Florida and their associates were customers of, or had transactions with, Old Florida Bank in the ordinary course of business during 2003. We expect additional transactions to take place in the future. All outstanding loans to directors and executive officers and their associates, commitments and sales, purchases and placements of investment securities and other financial instruments included in such transactions were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral where applicable, as those prevailing at the time for comparable transactions with other persons, and did not involve more than normal risk of collectibility or present other unfavorable features.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Old Florida has only two compensation plans under which shares of its Common Stock are issuable. These two plans are its Officers and Employees Stock Option Plan and its Directors Stock Option Plan, each of which was previously approved by Old Florida shareholders. The following sets forth certain information regarding those two plans:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (b)
Equity compensation plans approved by security holders	263,271	$11.47	30,939
Equity compensation plans not approved by security holders	—	—	—

Total	263,271	$11.47	30,939

The following sets forth information regarding the beneficial ownership of shares by the directors of Old Florida, and by all directors and executive officers as a group:

Name of Individuals	Amount, Percentage and Nature of Beneficial Ownership of Common Stock
	Shares	Options	Total	Percentage Ownership
Charles C. Bundschu III	35,000	6,480	41,480	2.15%
Joseph E. D’Jamoos	35,000	6,480	41,480	2.15%
Frank H. Galeana	232,000	29,353	261,353	13.54%
Elmo J. Hurst	76,090	15,869	91,959	4.77%
Karl L. Johnson	22,000	5,517	27,517	1.43%
Larry W. Johnson	21,250	29,751	51,001	2.64%
Pierce T. Neese	67,994	47,724	115,718	6.00%
William L. McDaniel, Jr.	12,400	8,060	20,460	1.06%
Nicholas J. Panicaro	2,500	15,000	17,500.91%
All directors and officers as a group (9 persons)				34.64%

(a)	Under recognized rules for the determination of “beneficial ownership,” shares are considered to be “beneficially owned” where a person has, either alone or together with others, the power to vote or to direct the vote of shares, or the power to dispose or to direct the disposition of shares, or where a person has the right to acquire any of those powers within 60 days after the date for the determination of beneficial ownership. Shares a beneficial owner has the right to acquire within 60 days upon exercise of an option are considered as outstanding for computing the percentage ownership of that person, but not for the beneficial ownership of any other person. Shares set forth in the table also include as to each director 164,234 shares represented by the following presently exercisable stock options:

Name of Director	Number of Options
Charles C. Bundschu III	6,480
Joseph E. D’Jamoos	6,480
Frank H. Galeana	29,353
Elmo J. Hurst	15,869
Karl L. Johnson	5,517
Larry W. Johnson	29,751
Pierce T. Neese	47,724
William L. McDaniel, Jr.	8,060
Nicholas J. Panicaro	15,000

164,234

Item 12. Certain Relationships and Related Transactions

The information contained in the section entitled “Certain Transactions” under “Election of Directors” in the Proxy Statement is incorporated herein by reference.

Item 13. Exhibits, List, and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements

The following are filed as Exhibit 13.1 to this Form 10-KSB:

2.	Financial Statement Schedules

All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

3.	Exhibits

3.1	-	Articles of Incorporation of Old Florida Bankshares, Inc. (Incorporated by reference to Exhibit 3.1 to Old Florida’s Registration Statement No. 333-103907 (the “Registration Statement”))

3.2	-	Bylaws of Old Florida Bankshares, Inc. (Incorporated by reference to Exhibit 3.2 to the Registration Statement)

4.1	-	Specimen Stock Certificate of Old Florida Bankshares, Inc. (Incorporated by reference to Exhibit 4.2 to the Registration Statement)

10.1	-	Lease Agreement dated December 21, 1998, between Old Florida Bank and Colony Corporate Centre, Inc., together with Option Term and Addendum to Lease Agreement (Incorporated by reference to Exhibit 10.1 to the Registration Statement) *

10.2	-	Old Florida Bankshares, Inc. Directors’ Stock Option Plan (Incorporated by reference to Exhibit 10.2 to the Registration Statement) *

10.3	-	Assumption of Directors’ Stock Option Plan dated July 1, 2001, between Old Florida Bankshares, Inc. and Old Florida Bank (Incorporated by reference to Exhibit 10.3 to the Registration Statement) *

10.4	-	Form of Directors’ Stock Option Agreement used under Old Florida Bank Directors’ Stock Option Plan (Incorporated by reference to Exhibit 10.4 to the Registration Statement) *

10.5	-	Old Florida Bank’s Officers’ and Employees’ Stock Option Plan, dated July 1, 2001, between Old Florida Bankshares, Inc. and Old Florida Bank (Incorporated by reference to Exhibit 10.5 to the Registration Statement) *

10.6	-	Form of Incentive Stock Option Agreement used under Old Florida Bank Officers’ and Employees’ Stock Option Plan (Incorporated by reference to Exhibit 10.6 to the Registration Statement) *

10.7	-	Employment Agreement, dated as of January 17, 2000, between Old Florida Bank and Larry W. Johnson (Incorporated by reference to Exhibit 10.7 to the Registration Statement) *

10.8	-	Employment Agreement, dated as of January 17, 2002, between Old Florida Bank and Nicholas J. Panicaro (Incorporated by reference to Exhibit 10.8 to the Registration Statement) *

13.1	-	Financial Statements of Old Florida Bankshares, Inc. and Subsidiary

14.1	-	Code of Ethics

21.1	-	List of Subsidiaries of Old Florida Bankshares, Inc.

23.1	-	Consent of Hacker, Johnson, & Smith, P.A.

99.1	-	Certification of President and Chief Executive Officer under §906 of the Sarbanes-Oxley Act of 2002

99.2	-	Certification of Chief Financial Officer under §906 of the Sarbanes-Oxley Act of 2002

*	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.

(b)	Reports on Form 8-K

No Current Reports on Form 8-K were filed by Old Florida during the last fiscal quarter covered by this report.

Item 14. Principal Accountant Fees and Services

Fees Paid to the Independent Auditor

The following sets forth information on the fees paid by the Company to Hacker, Johnson & Smith, P.A. for 2002 and 2003.

	2002	2003
Audit Fees	$12,000	$48,500
Audit-Related Fees	—	—
Tax Fees	3,000	3,000

Subtotal	15,000	51,500
All Other Fees	—	—

Total Fees	$15,000	$51,500

Services Provided by Hacker, Johnson & Smith

All services rendered by Hacker, Johnson & Smith are permissible under applicable laws and regulations, and are pre-approved by the Audit Committee. Pursuant to new rules of the SEC, the fees paid to Hacker, Johnson & Smith for services are disclosed in the table above under the categories listed below.

1)	Audit Fees – These are fees for professional services perform for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s 10-QSB filings, and services that are normally provided in connection with statutory and regulatory filings or engagements.

2)	Audit-Related Fees – These are fees for assurance and related services performed that are reasonably related to the performance of the audit or review of the Company’s financial statements. There were no such fees paid in 2003.

3)	Tax Fees – These are fees for professional services performed by Hacker, Johnson & Smith with respect to tax compliance, tax advice and tax planning. This includes preparation of original and amended tax returns for the Company and its consolidated subsidiary; refund claims; payment planning; tax audit assistance; and tax work stemming from “Audit-Related” items.

4)	All Other Fees – These are fees for other permissible work performed by Hacker, Johnson & Smith that does not meet the above category descriptions. There were no such fees paid in 2003.

These services are actively monitored (both spending level and work content) by the Audit Committee to maintain the appropriate objectivity and independence in the core work of Hacker, Johnson & Smith, which is the audit of the Company’s consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ft. Myers, State of Florida, on the 20th day of March, 2004.

OLD FLORIDA BANKSHARES, INC.

/s/ Larry W. Johnson
President and Chief Executive Officer

/s/ Nicholas J. Panicaro
Chief Financial Officer
(Principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 20, 2004.

Signature	Title

/s/ Charles C. Bundschu, III Charles C. Bundschu, III	Director

/s/ Joseph E. D’Jamoos Joseph E. D’Jamoos	Director

/s/ Frank Galeana Frank Galeana	Director

/s/ Elmo J. Hurst Elmo J. Hurst	Director

/s/ Karl L. Johnson Karl L. Johnson	Director

/s/ Larry W. Johnson Larry W. Johnson	President and Chief Executive Officer and Director

/s/ Pierce T. Neese Pierce T. Neese	Director

/s/ William L. McDaniel, Jr. William L. McDaniel, Jr.	Director

/s/ Nicholas J. Panicaro Nicholas J. Panicaro	Director

CERTIFICATIONS

I, Larry W. Johnson, certify, that:

1.	I have reviewed this annual report on Form 10-KSB of Old Florida Bankshares, Inc.;

2.	Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

1.	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including our consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

2.	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

3.	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee or registrant’s board of directors (or persons performing the equivalent function):

1.	all significant deficiencies in the design or operation of the internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

2.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

Date: March 20, 2004	By:	/s/ Larry W. Johnson
Larry W. Johnson, President and Chief Executive Officer

I, Nicholas J. Panicaro, certify, that:

1.	I have reviewed this annual report on Form 10-KSB of Old Florida Bankshares, Inc.;

2.	Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

(1)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including our consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(2)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(3)	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee or registrant’s board of directors (or persons performing the equivalent function):

(1)	all significant deficiencies in the design or operation of the internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(2)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

Date: March 20, 2004	By:	/s/ Nicholas J. Panicaro
Nicholas J. Panicaro, Executive Vice President and Chief Financial Officer

Old Florida Bankshares, Inc.

Form 10-KSB

For Fiscal Year Ending December 31, 2003

EXHIBIT INDEX

Exhibit No.	Exhibit
13.1	Financial Statements of Old Florida Bankshares, Inc. and Subsidiary

14.1	Code of Ethics

21.1	Subsidiaries of the Registrant

23.1	Consent of Hacker, Johnson, & Smith, P.A.

31.1	Certification of President and Chief Executive Officer

31.2	Certification of Chief Financial Officer